Form 10-K
period 2022-11-30
MCCORMICK & CO INC
filed 2023-01-26
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2022
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
The aggregate market value of the Voting Common Stock held by non-affiliates at May 31, 2022: $1,614,689,363
The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2022: $23,223,291,177
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	17,380,371	December 30, 2022
Common Stock Non-Voting	250,721,185	December 30, 2022

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s March 29, 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”)	Part III

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
On November 30, 2020, we completed the purchase of the parent company of Cholula Hot Sauce® (Cholula) from L Catterton. The purchase price was approximately $801 million, net of cash acquired. Cholula, a premium Mexican hot sauce brand, is a strong addition to our global branded flavor portfolio, which broadens our offerings in the high growth hot sauce category to consumers and foodservice operators and accelerates our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce. At the time of the acquisition, annual sales of Cholula were approximately $96 million. The results of Cholula’s operations have been included in our financial statements as a component of our consumer and flavor solutions segments from the date of acquisition.
Business Segments
We operate in two business segments, consumer and flavor solutions. Demand for flavor is growing globally, and across both segments we have the customer base and product breadth to participate in all types of eating occasions. Our products deliver flavor when cooking at home, dining out, purchasing a quick service meal or enjoying a snack. We offer our customers and consumers a range of products, extending from premium to value-priced, to meet the increasing demand for certain product attributes such as clean-label, organic, natural, reduced sodium, gluten-free and non-GMO (genetically modified organisms).
Consistent with market conditions in each segment, our consumer segment has a higher overall profit margin than our flavor solutions segment. In 2022, the consumer segment contributed approximately 59% of consolidated net sales and 80% of consolidated operating income, and the flavor solutions segment contributed approximately 41% of consolidated net sales and 20% of consolidated operating income.
Consumer Segment. From locations around the world, our brands reach consumers in approximately 160 countries and territories. Our leading brands in the Americas include McCormick®, French’s®, Frank’s RedHot®, Lawry’s® Cholula Hot Sauce® and Club House®, as well as brands such as Gourmet Garden® and OLD BAY®. We also market authentic regional and ethnic brands such as Zatarain’s®, Stubb's®, Thai Kitchen® and Simply Asia®. In the Europe, Middle East and Africa (EMEA) region, our major brands include the Ducros®, Schwartz®, Kamis® and La Drogheria® brands of spices, herbs and seasonings and an extensive line of Vahiné® brand dessert items. In China, we market our products under the McCormick and DaQiao® brands. In Australia, we market our spices and seasonings under the McCormick brand, our dessert products under the Aeroplane® brand, and packaged chilled herbs under the Gourmet Garden brand. Elsewhere in the Asia/Pacific region, we market our products under the McCormick brand as well as other brands.
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
Our customers span a variety of retailers that include grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce retailers, served directly and indirectly through distributors or wholesalers. In addition to marketing our branded products to these customers, we are also a leading supplier of private label items, also known as store brands. In our businesses in China and, prior to 2022, India, foodservice sales are managed by and reported in our consumer segment.
Flavor Solutions Segment. In our flavor solutions segment, we provide a wide range of products to multinational food manufacturers and foodservice customers. The foodservice customers are supplied with branded, packaged products both directly by us and indirectly through distributors, with the exception of our businesses in China and, prior to 2022, India, where foodservice sales are managed by and reported in our consumer segment. We supply food manufacturers and foodservice customers with customized flavor solutions, and many of these customer relationships have been active for decades. Our range of flavor solutions remains one of the broadest in the industry and includes seasoning blends, spices and herbs, condiments, coating systems and compound flavors. In addition to a broad range of flavor solutions, our long-standing customer relationships are evidence of our effectiveness in building customer intimacy. Our customers benefit from our expertise in many areas, including sensory testing, culinary research, food safety and flavor application.
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
Raw Materials
The most significant raw materials used in our business are dairy products, pepper, onion, capsicums (red peppers and paprika), garlic, wheat products, vegetable oils, and vanilla. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like dairy products and onion, are primarily sourced locally, either within the United States or from our international locations. Because these raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, including inflationary cost increases, and other factors beyond our control.
We respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our Comprehensive Continuous Improvement (CCI) program. There has been, and there could continue to be, a difference between the timing of when these customer price adjustments and cost savings impact our results of operations and when the impact of cost inflation occurs. Additionally, in some instances the pricing actions we take have been impacted by price elasticity which unfavorably impacts our sales volume and mix.
In addition, we rely on third-party transportation providers to deliver raw materials as well as our products to our customers. Reduced availability of transportation capacity due to labor shortages and higher fuel costs has caused an increase in the cost of transportation for us and our suppliers.
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
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for approximately 12% of consolidated sales in 2022, 11% of consolidated sales in 2021 and 12% of consolidated sales in 2020. Sales to one of our flavor solutions segment customers, PepsiCo, Inc., accounted for approximately 11% of consolidated sales in 2022, 2021 and 2020. In 2022, 2021 and 2020, the top three customers in our flavor solutions segment represented between 47% and 52% of our global flavor solutions sales.
Trademarks, Licenses and Patents
We own a number of trademark registrations. Although in the aggregate these trademarks are material to our business, the loss of any one of those trademarks, with the exception of our “McCormick,” “French’s ,” “Frank’s RedHot,” “Lawry’s,” “Zatarain’s,” “Cholula,” “Stubb's,” “Club House,” “Ducros,” “Schwartz,” “Vahiné,” "OLD BAY," "Simply Asia," "Thai Kitchen," “Kamis,” “La Drogheria,” "DaQiao," and "Gourmet Garden" trademarks, would not have a material adverse effect on our business. The “Mc – McCormick” trademark is extensively used by us in connection with the sale of our food products in the U.S. and certain non-U.S. markets. The terms of the trademark registrations are as prescribed by law, and the registrations will be renewed for as long as we deem them to be useful.
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
Seasonality
Due to seasonal factors inherent in our business, our sales, income and cash from operations generally are higher in the fourth quarter due to the holiday season. This seasonality reflects customer and consumer buying patterns, primarily in the consumer segment.
Working Capital
In order to meet increased demand for our consumer products during our fourth quarter, we usually build our inventories during the third quarter of the fiscal year. We generally finance working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of our liquidity and capital resources, see note 6 of notes to our consolidated financial statements and the “Liquidity and Financial Condition” section of “Management’s Discussion and Analysis.”
Competition
Each segment operates in markets around the world that are highly competitive. In this competitive environment, our growth strategies include customer engagement and product innovation based on consumer insights. In the consumer segment, we are building brand recognition and loyalty through advertising and promotions. In our flavor solutions segment, we are differentiated by our culinary and consumer inspired flavor development as well as the breadth of our product offering and customer engagement.

Governmental Regulation
We are subject to numerous laws and regulations around the world that apply to our global businesses. In the United States, the safety, production, transportation, distribution, advertising, labeling and sale of many of our products and their ingredients are subject to the Federal Food, Drug, and Cosmetic Act; the Food Safety Modernization Act; the Federal Trade Commission Act; state consumer protection laws; competition laws, anti-corruption laws, customs and trade laws; federal, state and local workplace health and safety laws; privacy laws; various federal, state and local environmental protection laws; and various other federal, state and local statutes and regulations. Outside the United States, our business is subject to numerous similar statutes, laws and regulatory requirements.
Human Capital
We believe in the Power of People – our employees and customers across the world. Our high-performance culture is rooted in our shared values and respect for all contributions of every employee. Our key human capital objectives are to attract, retain and develop the highest quality talent. We employ various human resource programs in support of these objectives. We believe diversity, equity and inclusion are at the core of our values and strategic business priorities. Throughout our business, we champion equality, supporting parity for women and under-represented groups as we work to create ethical, safe and supportive workplaces where our employees thrive. We believe a diverse and inclusive workplace results in business growth and encourages increased innovation, retention of talent and a more engaged workforce. We have various employee ambassador groups that provide a supportive, collaborative space for employees to come together to promote inclusion. We prioritize the mental health and wellness of our employees by offering and encouraging participation in various programs and initiatives. Respect for human rights is fundamental to our business and its commitment to ethical business conduct.
We had approximately 14,200 full-time employees worldwide as of November 30, 2022. Our operations have not been affected significantly by work stoppages, other than those associated with temporary closures of plants related to the COVID-19 pandemic, and, in the opinion of management, employee relations are good. We have approximately 400 employees in the United States who are covered by a collective bargaining contract. At our subsidiaries outside the U.S., approximately 2,600 employees are covered by collective bargaining agreements or similar arrangements.
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
Information about our Executive Officers
In addition to the executive officers indicated in the 2023 Proxy Statement incorporated by reference in Part III, Item 10 of this Report, the other executive officer of McCormick is Sarah Piper.
Ms. Piper is 46 years old and has held the position of Chief Human Relations Officer since December 2022. Starting in 2017, Ms. Piper served as Vice President of Total Rewards. In 2020, she assumed the role of Vice President, Human Relations for the Americas. Prior to holding her most current position, she served as Senior Vice President, Global Human Relations Business Partners where she was responsible for leading the global HR Business Partner organization to deliver human capital strategies.
Operations Outside of the U.S.
We are subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange rate fluctuations, and restrictions on investments, royalties and dividends. In fiscal year 2022, approximately 38% of sales were from non-U.S. operations. For information on how we manage some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”
Forward-Looking Information
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, transaction and integration expenses, special charges, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan” and similar expressions. These statements may relate to: the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; disruptions or inefficiencies in the supply chain, including any impact of COVID-19; the expected results of operations of businesses acquired by the Company; the expected impact of the inflationary cost environment, including commodity, packaging materials and transportation costs on our business; the expected impact of pricing actions on the Company's results of operations and gross margins; the impact of price elasticity on our sales volume and mix; the expected impact of factors affecting our supply chain, including transportation capacity, labor shortages, and absenteeism; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement (CCI) program, streamlining actions, including our Global Operating Effectiveness Program (GOEP) and global enablement initiative; the impact of the ongoing conflict between Russia and Ukraine, including the potential for broader economic disruption; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt, working capital needs, planned capital expenditures, and quarterly dividends; our ability to obtain additional short- and long- term financing or issue additional debt securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the company's ability to drive revenue growth; the company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the company's reputation or brand name; loss of brand relevance; increased private label use; the company's ability to drive productivity improvements, including those related to our CCI program and streamlining actions, including our GOEP; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crises, including COVID-19; issues affecting the company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; the impact of the ongoing conflict between Russia and Ukraine, including the potential for broader economic disruption; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of increased level of debt service following the Cholula and FONA acquisitions as well as the effects that such increased debt service may have on the company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; risks associated with the phase-out of LIBOR; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; the company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, and volatility in our effective tax rate; climate change; Environmental, Social and Governance (ESG) matters; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described herein under Part I, Item 1A "Risk Factors."
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

Risks Related to Our Company, Business and Operations

Deterioration of global economic conditions, an economic recession, periods of inflation, or economic uncertainty in our key markets may adversely affect customer and consumer spending as well as demand for our products.
Global economic conditions can be uncertain and volatile. Our business and results of operations have in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, rising interest rates, availability of capital markets, consumer spending rates, energy availability and costs, the negative impacts caused by pandemics and public health crises, such as the COVID-19 pandemic, as well as the potential impacts of geopolitical uncertainties, including the ongoing conflict between Russia and Ukraine, and the effect of governmental initiatives to manage economic conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. We are a manufacturer and distributor of flavor products. As such, many of our products are purchased by our customers based on end-user demand from consumers. Some of the factors that may influence consumer spending include general economic conditions, high levels of unemployment, health crises (such as the COVID-19 pandemic), higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency exchange rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment. Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in customer and consumer demand may have a material negative impact on our business, financial conditions or results of operations.
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
The COVID-19 pandemic has had, and could continue to have, a negative impact on financial markets, economic conditions, and portions of our industry as a result of changes in consumer behavior, retailer inventory levels, cost inflation, manufacturing and supply chain disruption, and overall macroeconomic conditions. The ongoing implications of the COVID-19 pandemic could adversely impact our business and results of operations in a number of ways, including but not limited to:
•Shifts and volatility in consumer spending and purchasing behaviors;
•Continued increase in raw material and commodity costs;
•Shutdowns or slowdowns of one or more of our production facilities;
•Further disruptions in our supply chain and in our ability to obtain ingredients, packaging, and other sourced materials due to continued labor shortages and/or volatility in the labor market, governmental restrictions, or the failure of our suppliers, distributors, or manufacturers to meet their obligations to us; or
•Significant changes in the political conditions in markets in which we manufacture, sell or distribute our products, including quarantines, import/export restrictions, price controls, or governmental or regulatory actions, closures or other restrictions that limit or close our operating and manufacturing facilities, restrict our employees’ ability to travel or perform necessary business functions, or otherwise prevent our third-party partners, suppliers, or customers from sufficiently staffing operations, including operations necessary for the production, distribution, sale, and support of our products.
The duration and extent of the impact from the COVID-19 pandemic depends on future developments that cannot be accurately predicted at this time, such as the severity and transmission rate of the virus, the emergence and spread of variants, infection rates in areas we operate, the extent and effectiveness of containment actions, including the continued availability and effectiveness of vaccines in the markets where we operate, and the impact of these and other factors on our employees, customers, suppliers, distributors, and manufacturers. Should these conditions persist for a prolonged period, including any of the above factors and others that are currently unknown, the COVID-19 pandemic could have a material adverse effect on our business, financial condition, and results of operations. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Item 1A, Risk Factors, any of which could have a material effect on us.
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
A number of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation could continue. Such consolidation could present a challenge to margin growth and profitability in that it has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories; resisting price increases; demanding lower pricing, increased promotional programs and specifically tailored products; and shifting shelf space currently used for our products to private label and other competitive products. The economic and competitive landscape for our customers is constantly changing, such as the emergence of new sales channels like e-commerce, and our customers' responses to those changes could impact our business. The continued growth of e-commerce and its impact of consumer habits and preferences has accelerated since the onset of the COVID-19 pandemic in many of the markets we serve and our financial results may be impacted if we are unable to adapt to changing consumer preferences and market dynamics. In addition, our flavor solutions segment may be impacted if the reputation or perception of the customers of our flavor solutions segment declines. These factors could have an adverse impact on our business, financial condition or results of operations.
The inability to maintain mutually beneficial relationships with large customers could adversely affect our business, financial condition and results of operations.
We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 23% of consolidated sales in 2022. The loss of either of these large customers due to events beyond our control, or a material negative change in our relationship with these large customers or other major customers could have an adverse effect on our business, financial condition and results of operations.
Issues regarding procurement of raw materials may negatively impact us.
Our purchases of raw materials are subject to fluctuations in market price and availability caused by inflationary pressures, weather, growing and harvesting conditions, climate change, market conditions, governmental actions and other factors beyond our control, including the COVID-19 pandemic. The most significant raw materials used by us in our business are dairy products, pepper, onion, capsicums (red peppers and paprika), garlic, wheat products, vegetable oils, and vanilla. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our CCI program. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.
In addition, we may have very little opportunity to mitigate the risk of availability of certain raw materials due to the effect of weather on crop yield, fire, natural disasters, growing and harvesting conditions, government actions, political unrest in producing countries, action or inaction by suppliers in response to laws and regulations, changes in agricultural programs and other factors beyond our control. Therefore, we cannot provide assurance that future raw material availability will not have a negative impact on our business, financial condition or operating results.
Political, socio-economic, cultural and geopolitical (including the ongoing conflict between Russia and Ukraine) conditions, as well as disruptions caused by terrorist activities or otherwise, could also create additional risks for regulatory compliance. Although we have adopted rigorous quality assurance and quality control procedures which are designed to ensure the safety of our imported products, we cannot provide assurance that such events will not have a negative impact on our business, financial condition or operating results.
Disruption of our supply chain could adversely affect our business.
Our ability to make, move, and sell products is critical to our success. Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, climate change, natural disaster, fire, terrorism, cyber-attack, health epidemics, pandemics (such as the COVID-19 pandemic) or other contagious outbreaks, governmental restrictions or mandates, strikes, import/export restrictions, or other factors could impair our ability to manufacture or sell our products. Many of our product lines are manufactured at a single location. The failure of third parties on which we rely, including those third parties who supply our ingredients, packaging, capital equipment and other necessary operating materials, contract manufacturers, commercial transport, distributors, contractors, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations. Our suppliers’ policies and practices can damage our reputation and the quality and safety of our products. Disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our sales, financial condition, and results of operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is manufactured from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.
Moreover, short term or sustained increases in consumer demand at our customers may exceed our production capacity or otherwise strain our supply chain. Our failure to meet the demand for our products could adversely affect our business and results of operations.
Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases.

Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs, a shift towards remote work, higher unemployment subsidies, other government regulations and general macroeconomic factors. We also have experienced and may continue to experience additional pressure in our supply chain due to labor shortages, increased turnover rates and absenteeism associated with COVID-19. A sustained labor shortage or increased turnover rates within our employee base, caused by COVID-19 or as a result of general macroeconomic factors, could lead to increased costs, such as increased overtime to meet demand and increased wage rates and employee benefits costs to attract and retain employees, and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have negative effects, our business could be adversely affected. In addition, we distribute our products and receive raw materials primarily by truck. Reduced availability of trucking capacity due to shortages of drivers has caused an increase in the cost of transportation for us and our suppliers. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by COVID-19 or as a result of general macroeconomic factors, could have a material adverse impact on our business, financial condition or operating results.
We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw and packaging materials, labor and distribution costs, which may impact our financial condition or results of operations.
As a manufacturer and distributor of flavor products, we rely on raw materials, packaging materials, plant labor, distribution resources, and transportation providers. During recent years, we have experienced significantly elevated commodity and supply chain costs, including the costs of raw materials, packaging materials, labor, energy, fuel, transportation and other inputs necessary for the production and distribution of our products, and we expect elevated levels of inflation to continue in 2023. In addition, many of these materials and costs are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), armed hostilities (including the ongoing conflict between Russia and Ukraine) and other factors beyond our control.
Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, may not be successful. Higher product prices may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings, or may forego some purchases altogether, during an economic downturn or times of increased inflationary pressure. To the extent that price increases or packaging size decreases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition or operating results may be adversely affected. Furthermore, we may not be able to fully offset any cost increases through our productivity or efficiency initiatives.
Our profitability may suffer as a result of competition in our markets.
The food industry is intensely competitive. Competition in our product categories is based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing and promotional activity, and the ability to identify and satisfy consumer preferences. Weak economic conditions, recessions, significant inflation and other factors, such as pandemics, could affect consumer preferences and demand. From time to time, we may need to reduce the prices for some of our products to respond to competitive and customer pressures, particularly during periods of economic uncertainty or significant inflation, which may adversely affect our profitability. Such pressures could reduce our ability to take appropriate remedial action to address commodity and other cost increases.
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
The potential effects of the ongoing conflict between Russia and Ukraine also could impact many of the other risk factors described herein. These potential effects could include, but are not limited to, variations in the level of our profitability, changes in laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, credit risks of our customers and counterparties, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. Given the evolving nature of this conflict, the related sanctions, potential governmental actions and economic impact, such potential impacts remain uncertain. While we expect the impacts of conflict between Russia and Ukraine to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.
Our operations may be impaired as a result of disasters, business interruptions or similar events.
We could have an interruption in our business, loss of inventory or data, or be rendered unable to accept and fulfill customer orders as a result of a natural disaster, catastrophic event, epidemic, computer system failure, or cyber-attack. Natural disasters could include an earthquake, fire, flood, tornado or severe storm. A catastrophic event could include a terrorist attack. A health epidemic, pandemic, or other contagious outbreak could affect our operations, major facilities or employees’ and consumers’ health. In addition, some of our inventory and production facilities are located in areas that are susceptible to harsh weather; a major storm, wildfires, heavy snowfall or other similar event could prevent us from delivering products in a timely manner. Production of certain of our products is concentrated in a single manufacturing site.
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
As of November 30, 2022, we had approximately $5.2 billion of goodwill and approximately $3.4 billion of other indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized but are tested for impairment at least annually or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of those assets to their carrying values. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired and reduced to their estimated fair value. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions, higher income tax rates, or assumed royalty rates. The impairment of our goodwill or indefinite-lived intangible assets would have a negative impact on our consolidated results of operations.

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
We regularly evaluate whether to implement changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness, and we expect to continue to evaluate such actions in the future. From time to time, those changes are of such significance that we may transfer production from one manufacturing facility to another; transfer certain selling and administrative functions from one location to another; eliminate certain manufacturing, selling and administrative positions; and exit certain businesses or lines of business. These actions may result in a deterioration of employee relations at the impacted locations or elsewhere in our business.
If we are unable to fully realize the benefits from our CCI program or streamlining actions to reduce fixed costs, simplify or improve our competitiveness, our financial results could be negatively affected.
Our future success depends in part on our ability to be an efficient producer in a highly competitive industry, including our plan to eliminate approximately $125 million of costs during 2023 and 2024 as part of our Global Operating Effectiveness Program, including $100 million of supply costs and $25 million of costs across the remainder of the organization. Any failure by us to achieve our planned cost savings and efficiencies under our CCI program, an ongoing initiative to improve productivity and reduce costs throughout the organization, or other similar programs, could have an adverse effect on our business, results of operations and financial position.
Fluctuations in foreign currency markets may negatively impact us.
We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the effects of foreign currency on loans between subsidiaries and unconsolidated affiliates and on cash flows related to repatriation of earnings of unconsolidated affiliates. We have both translation and transaction exposures to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to the impact from input costs that are denominated in a currency other than the local reporting currency and the revaluation of transaction-related working capital balances or loans between subsidiaries and unconsolidated affiliates denominated in currencies other than the functional currency. Historically, weakening of certain foreign currencies versus the U.S. dollar have resulted in significant foreign exchange impacts leading to lower net sales, net earnings and cash flows. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Chinese renminbi, Canadian dollar, Australian dollar, Polish zloty, Singapore dollar, Swiss franc, and Mexican peso, as well as the Euro versus the British pound sterling and Australian dollar, and Polish zloty, and finally the Canadian dollar versus British pound sterling. We routinely enter into foreign currency exchange contracts to facilitate managing certain of these foreign currency risks. However, these contracts may not effectively limit or eliminate our exposure to a decline in operating results due to foreign currency exchange changes. Therefore, we cannot provide assurance that future exchange rate fluctuations will not have a negative impact on our business, financial position or operating results.
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
Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business, financial condition and results of operations.
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
There is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability. Increased compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change or designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment may cause disruptions in, or an increase in the costs associated with, the running of our manufacturing facilities and our business, as well as increase distribution and supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes in our business operations and strategy, which will likely require us to devote substantial time and attention to these matters and cause us to incur additional costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.
Additionally, we might fail to effectively address increased attention from the media, stockholders, activists and other stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that we have failed to act responsibly regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation.
Moreover, from time to time we establish and publicly announce goals and commitments, including to reduce our impact on the environment. For example, we established science-based target 2025 – 2030 goals for Scope 1, 2 and 3 greenhouse gas emissions. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the pace of changes in technology, the availability of requisite financing and the availability of suppliers that can meet our sustainability and other standards. If we fail to achieve, or are perceived to have failed or been delayed in achieving, or improperly report our progress toward achieving these goals and commitments, it could negatively affect consumer preference for our products or investor confidence in our stock, as well as expose us to enforcement actions and litigation
ESG issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
Companies across all industries are facing increasing scrutiny relating to their ESG policies. If we are unable to meet our ESG goals or evolving investor, industry or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business or financial condition may be adversely affected. Increased focus and activism on ESG topics may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our ESG practices. In particular, these constituencies are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste, and other sustainability concerns. Changing consumer preferences may result in increased demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and other components of our products and their environmental impact on sustainability; a growing demand for natural or organic products and ingredients; or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. These demands could impact the profitability of some of our products or cause us to incur additional costs, to make changes to our operations to make additional commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risk.
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
Concern over climate change, including plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements. Increased regulatory requirements related to environmental causes, and related ESG disclosure rules, including the SEC's recent disclosure proposal on climate change, may result in increased compliance costs or increased costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. Any failure to achieve our ESG goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environmental, human capital, or social issues, or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation and increase risk of litigation.
Risks Relating to Credit and Capital Markets, Our Credit Rating, Borrowings and Dividends
Increases in interest rates or changes in our credit ratings may negatively impact us.
On November 30, 2022, we had total outstanding variable rate debt of approximately $1,295 million, including $1,237 million of short-term borrowings, at a weighted-average interest rate of approximately 4.2%. The interest rates under our revolving credit facilities can vary based on our credit ratings. We also regularly access the commercial paper markets for ongoing funding requirements. A downgrade in our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. Additionally, disruptions in the commercial paper market or other effects of volatile economic conditions on the credit markets could also reduce the amount of commercial paper that we could issue and raise our borrowing costs. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. On November 30, 2022, we had total outstanding fixed to variable interest rate swaps with a notional value of $600 million. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future credit rating or interest rate changes will not have a material negative impact on our business, financial position or operating results.
Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital.
Our credit ratings reflect each rating organization's opinion of our financial strength, operating performance and ability to meet our debt obligations. Any reduction in our credit ratings may limit our ability to borrow as well as the interest rates that are associated with any such borrowing. If our credit ratings are downgraded or put on watch for a potential downgrade, we may not be able to sell additional debt securities or borrow money in the amounts, at the times or interest rates, or upon the more favorable terms and conditions that might be available if our current credit ratings were maintained.
We may incur additional indebtedness to finance our acquisitions that may limit our ability to, among other matters, issue additional indebtedness, meet our debt service requirements, react to rising interest rates, comply with certain covenants and compete with less highly leveraged competitors.
We have a significant amount of indebtedness outstanding. As of November 30, 2022, our indebtedness of McCormick and its subsidiaries is approximately $5.1 billion. This substantial level of indebtedness could have important consequences to our business, including, but not limited to:

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
We rely on our revolving credit facilities, or borrowings backed by these facilities, to fund a portion of our working capital needs and other general corporate purposes, including funding of acquisitions. If any of the banks in the syndicates backing these facilities were unable to perform on its commitments, our liquidity could be impacted, which could adversely affect funding of seasonal working capital requirements. We engage in regular communication with all of the banks participating in our revolving credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions, pricing we receive on services and other aspects of the relationships. Based on these communications and our monitoring activities, we believe the likelihood of one of our banks not performing on its commitment is remote.
In addition, global capital markets have experienced volatility in the past, including related to recession, financial instability or inflation, that has tightened access to capital markets and other sources of funding, and such volatility and tightened access could reoccur in the future. In the event that we need to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time period. Our inability to obtain financing on acceptable terms or within an acceptable time period could have an adverse impact on our operations, financial condition and liquidity.
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
The phase out of LIBOR reference rates began on January 1, 2022 and will occur at different dates. After December 31, 2021, all sterling, euro, Swiss franc and Japanese yen settings, and the 1-week and 2-month U.S. dollar settings were phased out. We have revised certain of our agreements to include the new reference rates. However, LIBOR is the interest rate benchmark used as a reference rate on our revolving credit facility expiring in July 2026, interest rate swaps expiring in November 2025 and August 2027, and cross currency interest rate swaps expiring in August 2027. Certain of these agreements include fallback language, or the contractual provisions that lay out the process through which a replacement rate can be identified if the previously identified benchmark is not available, that will facilitate the transition to a new reference rate. We anticipate that all of our affected contractual reference rates will be revised by the second quarter of 2023, in advance of the June 30, 2023 phase out of all of our remaining U.S. dollar LIBOR settings.
There continue to be many uncertainties regarding a transition from LIBOR, including but not limited to the need to amend all contracts with LIBOR as the referenced rate and how this will impact our cost of variable rate debt and certain derivative financial instruments. The consequences of these developments with respect to LIBOR cannot be entirely predicted but could result in an increase in the cost of our variable rate debt or derivative financial instruments which may be detrimental to our financial position or operating results.
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
Our information technology systems are critically important to operating our business. We rely on our information technology systems, some of which are or may be managed or hosted by or outsourced to third party service providers, to manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. If we do not allocate and effectively manage the resources necessary to build, sustain, and protect appropriate information technology systems and infrastructure, or we do not effectively implement system upgrades or oversee third party service providers, our business or financial results could be negatively impacted. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction or reporting errors, processing inefficiencies and the loss of sales and customers, causing our business and results of operations to suffer.
Furthermore, our information technology systems, and the systems of our customers, vendors, suppliers, and other third-party service providers, are subject to cyber-attacks or other security incidents including computer viruses or other malicious codes, phishing attacks, unauthorized access attempts, cyber extortion, business email compromise, social engineering, denial of service attacks, hacking, ransomware, or other cyberattacks attempting to exploit vulnerabilities. Continued geographical turmoil, including the ongoing conflict between Russia and Ukraine, has heightened the risk of cyberattack. Such incidents could result in unauthorized access to information including customer, consumer or other company confidential data as well as disruptions to operations. We, and the third-parties we do business with, have experienced in the past, and expect to continue to experience, cybersecurity threats and attacks, although to date none has been material. To address the risks to our information technology systems and data, we maintain an information security program that includes updating technology, developing security policies and procedures, implementing and assessing the effectiveness of controls, monitoring and routine testing of our information systems, conducting risk assessments of third-party service providers and designing business processes to mitigate the risk of such breaches. We believe that these preventative actions provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks. However, cyber-threats are constantly evolving, are becoming more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. There can be no assurance that these measures will prevent or limit the impact of a future incident. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. Additionally, we rely on services provided by third-party vendors for certain information technology processes and functions, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls. If we are unable to prevent or adequately respond to and resolve an incident, it may have a material, negative impact on our operations or business reputation, and we may experience other adverse consequences such as loss of assets, remediation costs, litigation, regulatory investigations, and the failure by us to retain or attract customers following such an event.

If we are not able to successfully implement our business transformation initiative or utilize information technology systems and networks effectively, our ability to conduct our business may be negatively impacted.
We continue to implement our multi-year business transformation initiative to execute significant change to our global processes, capabilities and operating model, including in our Global Enablement (GE) organization, in order to provide a scalable platform for future growth, while reducing costs. As technology provides the backbone for greater process alignment, information sharing and scalability, we are also making investments in our information systems, including the multi-year program to replace our enterprise resource planning (ERP) system currently underway, which includes the transformation of our financial processing systems to enterprise-wide systems solutions. These systems implementations are part of our ongoing business transformation initiative, and we currently plan to implement these systems throughout all parts of our businesses. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to process transactions accurately and efficiently and remain in step with the changing needs of our business, which could result in the loss of customers and revenue. In addition, failure to either deliver the applications on time (due to operational limitations caused by the COVID-19 pandemic or otherwise), or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of business processes and controls, including our internal control over financial reporting processes, to maintain effective controls over our financial reporting.
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
In addition, there are various compliance obligations for companies that process personal data of certain individuals, including such obligations required by the European Union’s General Data Protection Regulation (GDPR), which affects all member states of the European Economic Area, and the California Consumer Privacy Act (CCPA). These types of data privacy laws create a range of compliance obligations for companies that process personal data of certain individuals and increases financial penalties for non-compliance. Our efforts to comply with these privacy and data protection laws may not be successful, or may be perceived to be unsuccessful, which could adversely affect our business in the United States, the European Union and in other countries.
In the United States, for example, the CCPA imposes requirements on companies that do business in California and collect personal information from certain individuals, including notice, consent and service provider requirements. The CCPA also provides for civil penalties for companies that fail to comply with these requirements, as well as a private right of action for data breaches. Further, the California Privacy Rights Act (“CPRA”) went into full effect on January 1, 2023 (with a ‘look-back’ to January 1, 2022). The CPRA builds on the CCPA and among other things, requires the establishment of a dedicated agency to regulate privacy issues. In 2021, Virginia, Colorado, Connecticut and Utah all have adopted laws which will take effect introducing new privacy obligations, which may require us to develop additional compliance mechanisms and processes. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. There also is a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
Similarly, outside of the United States, there are various laws and regulations governing the collection, use, disclosure, transfer, or other processing of personal data. For instance, the GDPR, which applies to the processing of personal data of individuals in the European Union, is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including strict rules on the transfer of personal data to countries outside the European Union, including the United States. Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world (including in the United Kingdom as a result of Brexit). While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws may impact our ability to conduct our business activities and the costs associated with these activities.
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
We operate our business and market our products internationally. In fiscal year 2022, approximately 38% of our sales were generated in countries other than the U.S. Our international operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Several countries within the European Union continue to experience sovereign debt and credit issues, which causes more volatility in the economic environment throughout the European Union and the U.K. Additionally, sales in countries other than the U.S., together with finished goods and raw materials imported into the U.S., are subject to risks related to fundamental changes to tax laws as well as the imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.

The global nature of our business, changes in tax legislation and the resolution of tax uncertainties create volatility in our effective tax rate.
As a global business, our tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, acquisitions and dispositions, adjustments to our reserves related to uncertain tax positions, changes in valuation allowances and the portion of the income of international subsidiaries that we expect to remit to the U.S. and that will be taxable.
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
Lakewood, New Jersey–flavor solutions
Geneva, Illinois–flavor solutions
Springfield, Missouri–consumer and flavor solutions
Canada:
London, Ontario–consumer and flavor solutions
Mexico:
Cuautitlán de Romero Rubio–flavor solutions
United Kingdom:
Haddenham, England–consumer and flavor solutions
Littleborough, England–flavor solutions
Peterborough, England–flavor solutions
France:
Carpentras–consumer and flavor solutions
Monteux–consumer and flavor solutions
Poland:
Stefanowo–consumer
Italy:
Florence–consumer and flavor solutions (2 principal plants)

China:
Guangzhou–consumer and flavor solutions
Shanghai–consumer and flavor solutions
Wuhan–consumer
Australia:
Melbourne–consumer and flavor solutions
Palmwoods–consumer
Thailand:
    Chonburi–consumer and flavor solutions

In addition to distribution facilities and warehouse space available at our manufacturing facilities, we lease regional distribution facilities as follows (i) in the U.S.: Baltimore, Belcamp, and Aberdeen, Maryland; Salinas, California; Byhalia, Mississippi; Irving, Texas; and Springfield, Missouri; (ii) in Canada: Mississauga and London, Ontario; (iii) in Heywood, U.K. and (iv) in Compans, France. We also own distribution facilities in Belcamp, Maryland and Monteux, France. In addition, we own, lease or contract other properties used for manufacturing consumer and flavor solutions products and for sales, warehousing, distribution and administrative functions.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (NYSE). Our Common Stock and Common Stock Non-Voting trade under the ticker symbols MKC.V and MKC, respectively. We have disclosed in note 17 of the accompanying financial statements the information relating to the dividends declared and paid on our classes of common stock. The market price of our common stock at the close of business on December 30, 2022 was $82.17 per share for the Common Stock and $82.89 per share for the Common Stock Non-Voting.

The approximate number of holders of our common stock based on record ownership as of December 30, 2022 was as follows:

Title of class	Approximate number of record holders
Common Stock, par value $0.01 per share	2,100
Common Stock Non-Voting, par value $0.01 per share	9,300
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2022:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 1, 2022 to September 30, 2022	CS-0 CSNV-0	- -	- -	$550 million
October 1, 2022 to October 31, 2022	CS-0 CSNV-0	- -	- -	$550 million
November 1, 2022 to November 30, 2022	CS-160,000 CSNV-0	$79.34 -	160,000 -	$537 million
Total	CS-160,000 CSNV-0	$79.34 -	160,000 -	$537 million
As of November 30, 2022, approximately $537 million remained of a $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During fiscal 2022, we issued 1,168,764 shares of CSNV in exchange for shares of CS and issued 37,024 shares of CS in exchange for shares of CSNV.

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

Our long-term annual growth objectives in constant currency are to increase sales 4% to 6%, increase adjusted operating income 7% to 9% and increase adjusted earnings per share 9% to 11%. Our actual results for a year can vary from our long-term growth objectives.
Recent Events
Recent events impacting our business include global economic conditions, inflationary cost environment, disruption in our supply chain, the COVID-19 pandemic, and the ongoing conflict between Russia and Ukraine, each of which are further discussed below. Each of these factors impacted our fiscal 2022 operating results and we expect each will impact our fiscal 2023 performance. We expect elevated levels of cost inflation to persist throughout 2023, although at lower levels than experienced in 2022. We anticipate in 2023 that these headwinds will be partially mitigated by pricing actions in response to inflation, supply chain productivity improvements and cost savings initiatives. The effects of inflation have also resulted in central banks raising short-term interest rates and, as a result, we expect that our interest expense will increase in 2023. While we expect the impacts of COVID-19 on our business to moderate, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, its severity and duration, the continued availability and effectiveness of vaccines and actions taken by third parties or by government authorities in response, including restrictions, laws or regulations, or other responses. Also, the ongoing conflict between Russia and Ukraine, and the sanctions imposed in response to this conflict, have increased global economic and political uncertainty.
While the impact of these factors remains uncertain, we continue to evaluate the extent to which they may impact our business, financial condition, or results of operations. These and other uncertainties could result in changes to our current expectations. The potential effects of these recent events also could impact us in a number of other ways including, but not limited to, variations in the level of our sales, profitability, cash flows, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, valuation of our pension assets and obligations, credit risks of our customers and counterparties, laws and regulations affecting our business, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets.
Global Economic Conditions and Inflationary Cost Environment – During fiscal 2021 and 2022, we experienced inflationary cost increases in our commodities, packaging materials and transportation costs. We expect that these inflationary cost increases will continue but we expect they will be partially mitigated by our planned 2023 pricing actions, our organization and streamlining actions, including our Global Operating Effectiveness Program, and by our Comprehensive Continuous Improvement (CCI) program-led cost savings. There has been, and we expect there could continue to be, a difference between the timing of when the impact of cost inflation occurs and when these pricing and other actions impact our results of operations. Additionally, in some instances the pricing actions we take have been impacted by price elasticity which unfavorably impacts our sales volume and mix.
Our interest expense is impacted by the overall global economic and interest rate environment. The inflationary environment has also resulted in central banks raising short-term interest rates. On November 30, 2022, we had total outstanding variable rate debt of approximately $1,295 million. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to achieve a desired mix of fixed and variable rate debt. As of November 30, 2022, we had total outstanding fixed to variable interest rate swaps of $600 million notional. We expect that our interest expense will increase in 2023 as a result of the higher interest rate environment.
Supply Chain Disruption – Over the past several years, as we have responded to demand volatility, COVID-19 and overall macroeconomic conditions, we have experienced pressures in our supply chain, including inefficiencies associated with demand volatility. These pressures are in addition to the inflationary cost environment previously noted and have included strained availability of raw materials and transportation capacity, expedited shipping costs, costs incurred in response to COVID-19, incremental warehouse costs to store increased inventory associated with maintaining additional safety stock, additional use of co-manufacturers, and labor shortages and absenteeism, in part, associated with COVID-19. The severity of those supply chain pressures varied over 2022, 2021 and 2020.
In response to the general economic conditions, inflationary cost environment, and the supply chain pressures and related inefficiencies, we expect to eliminate approximately $125 million of costs during 2023 and 2024, including $100 million of supply chain costs and $25 million of costs across the remainder of the organization under our Global Operating Effectiveness program. The supply chain actions we are taking, and will continue to evaluate, include returning our manufacturing facilities to a more normal shift schedule, reducing headcount, and stabilizing turnover rates to reduce our labor costs; increasing our manufacturing capacity and automation to respond to the evaluated demand as well as reduce the use of co-manufacturers; and executing and evaluating initiatives to reduce the safety stock levels of our inventory that were put in place to protect against supply disruptions. The elimination of other costs across the organization will include a voluntary retirement program and other streamlining initiatives.
COVID-19 – The COVID-19 pandemic has impacted our operating results. The extent and nature of government actions, customer and end-consumer demand and the impact on our supply chain varied during the years ended November 30, 2022, 2021 and 2020 based upon the then-current extent and severity of the COVID-19 pandemic within the countries, localities and markets where we do business.
We continue to actively monitor the impact of COVID-19 on all aspects of our business. However, uncertainty remains with the pandemic and such impact will ultimately depend on the length and severity of the pandemic, including new strains and variants of the virus; infection rates in the markets where we do business; the federal, state, and local government actions taken in response; vaccine effectiveness; and the macroeconomic environment. The effects of COVID-19 on consumer behavior have impacted the relative balance of at-home versus away-from-home food consumption and demand. While we continue to see strong levels of at-home consumption compared to pre-pandemic levels, the favorable impact of increased at-home meal preparation was less significant in the year ended November 30, 2022 as compared to 2021. This change in consumer behavior was due in part to a decrease in the prevalence and scale of restrictive measures in place to reduce the spread of COVID-19 in the 2022 period as compared to 2021. Conversely, we continue to see improvements in away-from-home demand associated with the COVID-19 recovery. During the year ended November 30, 2022, our flavor solutions segment sales improved as away-from-home consumption increased as compared to 2021, in part, due to the continued easing of restrictive COVID-19 mitigation measures in many jurisdictions compared to those that were in place during 2021. However, during 2022 the impact of restrictive measures related to COVID-19 resurgences in China negatively impacted consumer behavior in China as compared to 2021.
For comparative purposes, the following provides a summary of our compounded annual growth rate in net sales as reported and on a constant currency basis for the year ended 2022 as compared to 2019:

	For the year ended November 30, 2022 as compared to the year ended November 30, 2019
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment	4.7%	(0.2)%	4.9%
Flavor Solutions segment	7.7%	(0.4)%	8.1%
Total net sales	5.9%	(0.3)%	6.2%

The percentage change in our compounded annual growth rate in reported net sales and the percentage change on a constant currency basis were favorably impacted by the acquisitions of Cholula and FONA and unfavorably impacted by the sale of Kitchen Basics. In aggregate on a net basis, these factors contributed 0.6%, 2.1% and 1.3% to the consumer segment, flavor solutions segment and total net sales growth rates, respectively, in the preceding table, on both a reported and constant currency basis.
Conflict Between Russia and Ukraine – The ongoing conflict between Russia and Ukraine, and the sanctions imposed in response to this conflict, have increased global economic and political uncertainty. It is not possible to predict the broader or longer-term consequences of this conflict, or the sanctions imposed to date, which could include further sanctions, embargoes, regional instability, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, energy and fuel prices, currency exchange rates and financial markets. We announced on March 11, 2022, that we were suspending our business operations in Russia. In May 2022, we made the decision to exit our consumer business in Russia. Our operations in Ukraine were also temporarily paused in order to focus on the safety of our employees, but we have resumed, where appropriate, a reduced level of operating activities. While neither our operations in Russia nor Ukraine constitute a material portion of our business, a significant escalation or expansion of economic disruption or the conflict's current scope could disrupt our supply chain, broaden inflationary costs, and have a material adverse effect on our results of operations.
Sales Growth – Over time, we expect to grow sales with similar contributions from: 1) our base business – driven by brand marketing support, category management, and differentiated customer engagement; 2) new products; and 3) acquisitions.
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
For flavor solutions customers, we are developing seasonings for snacks and other food products, as well as flavors for new menu items. We have a strong pipeline of flavor solutions products aligned with our customers’ new product launch plans, many of which include clean-label, organic, natural, and “better-for-you” innovation. With over 20 product innovation centers around the world, we are supporting the growth of our brands and those of our flavor solutions customers with products that appeal to local consumers.
Acquisitions – Acquisitions are expected to approximate one-third of our sales growth over time. Since the beginning of 2017, we have completed four acquisitions, which are driving sales in both our consumer and flavor solutions segments. We focus on acquisition opportunities that meet the growing demand for flavor and health. Geographically, our focus is on acquisitions that build scale where we currently have presence in both developed and emerging markets. Information with respect to our two most recent acquisitions is provided below:
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
•On November 30, 2020, we acquired the parent company of Cholula Hot Sauce® (Cholula) from L Catterton for approximately $801 million, net of cash acquired. Cholula is a strong addition to our global branded flavor portfolio, which broadens our offerings in the high growth hot sauce category to consumers and foodservice operators and accelerates our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce in both our consumer and flavor solutions segments.
Cost Savings and Business Transformation – We are fueling our investment in growth with cost savings from our CCI program, an ongoing initiative to improve productivity and reduce costs throughout the organization, as well as savings from the organization and streamlining actions described in note 3 of notes to our consolidated financial statements that includes our expected elimination of approximately $125 million of costs in 2023 and 2024 as part of our Global Operating Effectiveness program, including $100 million of supply costs and $25 million of costs across the remainder of the organization. Our CCI program funds brand marketing support, product innovation and other growth initiatives. We expect our CCI program, Global Operating Effectiveness program, and organization and streamlining actions to deliver savings of approximately $75 million in 2023.
We are making investments to build the McCormick of the future, including in our Global Enablement (GE) organization to transform McCormick through globally aligned, innovative services to enable growth. As technology provides the backbone for this greater process alignment, information sharing and scalability, we are also making investments in our information systems. We continue to progress our global enterprise resource planning (ERP) replacement program which will enable us to accelerate the transformation of our ways of working and provide a scalable platform for growth.
We expect that, in total over the course of the ERP replacement program for our major markets, we will invest approximately $400 million, including expenses related to the go-live activities in our operations, to enable the anticipated completion of the roll out of our new information technology platform to those markets in 2025. Of that projected $400 million, we expect capitalized software to account for approximately 50% and program expenses to account for approximately 50%. Of the approximately $200 million of operating expenses included in our projected total spending, approximately $122 million has been recognized through November 30, 2022. Of the approximately $200 million of capitalized software included in our projected total spending, approximately $137 million has been recognized through November 30, 2022.
Cash Flow – Net cash provided by operating activities was $651.5 million, $828.3 million and $1,041.3 million in 2022, 2021, and 2020, respectively. In 2022, we continued to have a balanced use of cash for debt repayment, capital expenditures and the return of cash to shareholders through dividends and share repurchases. We are using our cash to fund shareholder dividends, with annual increases in each of the past 37 years, and to fund capital expenditures and acquisitions. In 2022, the return of cash to our shareholders through dividends and share repurchases was $435.5 million.
Operating Results – On a long-term basis, we expect a combination of acquisitions, share repurchases and debt repayments, and the resulting impact on interest expense, to add about 2% to earnings per share growth.
In 2022, we achieved further growth of our business with net sales rising 0.5% over the 2021 level due to the following factors:
•Pricing actions, including those taken in response to the inflationary cost environment, contributed 7.7% of the increase in net sales.
•Volume and product mix unfavorably impacted our net sales growth by 4.5%, exclusive of acquisitions and divestitures. Our consumer segment experienced unfavorable volume and product mix of 9.3% which included the unfavorable impact of price elasticity as well as the impact of restrictive measures related to COVID-19 resurgences in China, the exit of our consumer operations in Russia, and the exit of our rice product line in India which collectively contributed approximately 1.5% to that decline. Increased volume and product mix of 3.5% in our flavor solutions segment was principally driven by the continued strength of sales to packaged food companies and the continued recovery in away-from-home demand.
•Acquisitions contributed 0.2% of the increase in net sales. Divestitures negatively impacted our net sales increase by 0.4%.
•Net sales growth was negatively impacted by fluctuations in currency rates that decreased sales growth by 2.5%. Excluding this impact, we grew sales by 3.0% over the prior year on a constant currency basis.
Operating income was $863.6 million in 2022 and $1,015.1 million in 2021. We recorded $51.6 million and $51.1 million of special charges in 2022 and 2021, respectively, related to organization and streamlining actions. Special charges in 2021 included $4.7 million in cost of goods sold related the exit of a low margin business. In 2022 and 2021, we also recorded $2.2 million and $35.3 million of transaction and integration expenses, respectively, related to our acquisitions of Cholula and FONA that reduced operating income. In 2022, compared to the year-ago period, the unfavorable impact of increased commodity, packaging materials and transportation costs and higher conversion costs more than offset the favorable impact of higher sales, which included the impact of pricing actions taken in response to the inflationary environment, $112 million of cost savings from our CCI program, including organization and streamlining actions, and lower incentive-based compensation. Excluding special charges and transaction and integration expenses related to our acquisitions of Cholula and FONA, adjusted operating income was $917.4 million in 2022, a decrease of 16.7%, compared to $1,101.5 million in the year-ago period. In constant currency, adjusted operating income declined 15.5%. For further details and a reconciliation of non-GAAP to reported amounts, see the subsequent discussion under the heading "Non-GAAP Financial Measures".
Diluted earnings per share was $2.52 in 2022 and $2.80 in 2021. The year-on-year decrease in earnings per share was primarily driven by lower operating income that was partially offset by the favorable effect of a lower level of special charges and transaction and integration expenses in 2022 as compared to 2021. Special charges and transaction and integration expenses lowered earnings per share by $0.15 and $0.30 in 2022 and 2021, respectively. A gain on our sale of a business increased earnings per share by $0.14 in 2022. A gain on our sale of an unconsolidated operation increased earnings per share by $0.05 in 2021. Excluding the effects of special charges, transaction and integration expenses, the gain realized from the sale of a business, and the gain realized from the sale of an unconsolidated operation, adjusted diluted earnings per share was $2.53 in 2022 and $3.05 in 2021, or a decrease of 17.0%.

2023 Outlook
In 2023, we expect to grow net sales over the 2022 level by 5% to 7%, which includes a minimal impact of foreign currency rates. We anticipate that the 2023 sales growth will be driven by pricing actions, including the completion of those executed in 2022 combined with new pricing actions we are taking in 2023. We expect volume and product mix to be impacted by pricing elasticities, although, consistent with 2022, at a lower level than we have experienced historically. We anticipate that our volume and product mix will also be impacted by the combined impact of lapping last year’s COVID-related disruptions in China, the divestiture of our Kitchen Basics brand in the third quarter of last year, the exit of our consumer business in Russia during the second quarter of last year, and the pruning of low margin businesses.
We expect our 2023 gross profit margin to range from 25 basis points to 75 basis points higher than our gross profit margin of 35.8% in 2022. The projected 2023 increase in gross profit margin is principally due to the net effect of (i) the favorable impact of pricing actions in response to increased commodity, packaging materials and transportation costs, (ii) the favorable impact of anticipated Global Operating Effectiveness Program and CCI cost savings, and (iii) a low to mid-teen percentage impact of inflation in 2023 compared to 2022. As we recover the cost inflation of our pricing that has lagged in the past two years, we expect cost pressures to be more than offset by pricing actions and our expected cost savings in 2023.
In 2023, we expect an increase in operating income of 10% to 12%, which includes a minimal impact from foreign currency rates, over the 2022 level. The projected 2023 change in operating income includes the effects of cost savings from our Global Operating Effectiveness Program and lapping the COVID-19 restrictive measures in China during 2022, which we anticipate will be partially offset by increased employee incentive compensation and the impact of our Kitchen Basics divestiture. Our CCI-led cost savings target in 2023 is approximately $85 million. We expect that the absence of $2.2 million of integration expenses related to the FONA acquisition in 2022 to favorably impact operating income in 2023. We also expect approximately $50 million of special charges in 2023 that relate to previously announced organization and streamlining actions; in 2022, special charges were $51.6 million. Excluding special charges and transaction and integration expenses, we expect 2023’s adjusted operating income to increase by 9% to 11%, which includes a minimal impact from foreign currency rates.
We estimate that our interest expense will range from $200 to $210 million in 2023, with the increase over 2022 being driven by the higher interest-rate environment which will impact our variable rate debt. In 2023, we will also lap the favorable effects associated with the termination of interest rate contracts. These contracts were entered into to manage the interest rate risk associated with our then anticipated issuance of fixed rate debt, which favorably impacted other income, net in 2022.
Our underlying effective tax rate is projected to be higher in 2023 than in 2022. We estimate that our 2023 effective tax rate, including the net favorable impact of anticipated discrete tax items, will be 22% as compared to 20.7% in 2022. Excluding projected taxes associated with special charges, we estimate that our adjusted effective tax rate will be approximately 22% in 2023, as compared to an adjusted effective tax rate of 20.9% in 2022.
Diluted earnings per share was $2.52 in 2022. Diluted earnings per share for 2023 is projected to range from $2.42 to $2.47. Excluding the per share impact of (i) special charges of $51.6; (ii) integration expenses of $2.2 million; and (iii) the gain realized upon our sale of Kitchen Basics of $49.6 million, adjusted diluted earnings per share was $2.53 in 2022. Adjusted diluted earnings per share, excluding an estimated per share impact from special charges of $0.14, is projected to range from $2.56 to $2.61 in 2023. We expect adjusted diluted earnings per share to grow by 1% to 3% over adjusted diluted earnings per share of $2.53 in 2022, including a minimal impact from foreign currency rates.

RESULTS OF OPERATIONS—2022 COMPARED TO 2021

	2022	2021
Net sales	$6,350.5	$6,317.9
Percent growth	0.5%	12.8%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	(4.5)%	5.5%
Pricing actions	7.7%	0.8%
Acquisitions	0.2%	4.1%
Divestiture	(0.4)%	—%
Foreign exchange	(2.5)%	2.4%
Sales for 2022 increased by 0.5% from 2021 and by 3.0% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Unfavorable volume and product mix decreased sales by 4.5% with growth in our flavor solutions segment being more than offset by a decline in our consumer segment. The impact of restrictive measures related to COVID-19 resurgences in China, the exit of our consumer operations in Russia, and the exit of our rice product line in India, contributed approximately 1.0% to that decline as compared to 2021. In addition, pricing actions, taken in response to the inflationary cost environment, added 7.7% to sales, as compared to the prior year. Acquisitions and a divestiture added to and decreased sales by 0.2% and 0.4%, respectively, both as compared to the prior year. Sales were impacted by unfavorable foreign currency rates that decreased sales by 2.5% in 2022 as compared to the prior year and are excluded from our measure of sales growth of 3.0% on a constant currency basis.

	2022	2021
Gross profit	$2,274.5	$2,494.6
Gross profit margin	35.8%	39.5%
In 2022, gross profit decreased by $220.1 million, or 8.8%, from the comparable period in 2021. Our gross profit margin for 2022 was 35.8%, a decrease of 370 basis points from 39.5% in 2021. The decline was driven by the margin dilutive impact of pricing actions taken in response to the inflationary cost environment of approximately 240 basis points, increased commodity, packaging materials and transportation costs, higher conversion costs and a less favorable product mix both within and between our segments, each as compared to 2021. These unfavorable impacts were partially offset by cost savings led by our CCI program. In addition, our gross profit for 2021 was burdened by (i) $6.3 million of transaction expense, representing the amortization of the fair value adjustment to the acquired inventories of Cholula and FONA upon our sale of those acquired inventories in the first quarter of fiscal 2021 and (ii) a non-cash special charge of $4.7 million associated with the exit of a low margin business in our Asia/Pacific region. Excluding those transaction and integration expenses and special charges, adjusted gross profit margin declined 390 basis points to 35.8% in 2022 from 39.7% in 2021.

	2022	2021
Selling, general & administrative expense	$1,357.1	$1,404.1
Percent of net sales	21.4%	22.3%
Selling, general and administrative (SG&A) expense decreased by $47.0 million in 2022 as compared to 2021. That decrease in SG&A expense was primarily a result of lower performance-based employee incentive expenses and variable selling costs, both as compared to the prior year. This decrease was partially offset by (i) higher distribution costs; (ii) unfavorable investment results associated with non-qualified retirement plan assets; and (iii) higher investment associated with the implementation of our global enterprise resource planning (ERP) platform. SG&A as a percent of net sales for 2022 decreased by 90 basis points from the prior year level, due primarily to the net impact of the previously mentioned factors.

	2022	2021
Special charges included in cost of goods sold	$—	$4.7
Other special charges	51.6	46.4
Total special charges	$51.6	$51.1

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
During 2022, we recorded $51.6 million of special charges, consisting principally of (i) $23.3 million associated with the exit of our consumer business in Russia, (ii) $21.5 million associated with the transition of a manufacturing facility in EMEA, and (iii) streamlining actions of $8.0 million in the Americas region, $7.1 million in the EMEA region, and (iv) $5.6 million associated with a U.S. voluntary retirement program. As more fully described in note 3 of our notes of consolidated financial statements, these charges were partially offset by a $13.6 million gain on the sale of our Kohinoor brand that was associated with the rice product line in India that we exited in the fourth quarter of fiscal 2021, as well as a reversal of $2.2 million of estimated costs associated with that rice product line exit upon settlement of a supply agreement related to that product line.
During 2021, we recorded $51.1 million of special charges, consisting principally of (i) $19.5 million associated with our exit of our rice product line in India (ii) $6.2 million associated with the transition of a manufacturing facility in EMEA, (iii) streamlining actions of $10.3 million in the Americas region and $4.8 million in the EMEA region, and (iv) a non-cash asset impairment charge of $6.0 million associated with an administrative site that was sold in conjunction with our decision to employ a hybrid work environment.
Details with respect to the composition of special charges are including the accompanying notes to our financial statements contained in Item 8 of this report.

	2022	2021
Transaction expenses included in cost of goods sold	$—	$6.3
Other transaction and integration expenses	2.2	29.0
Total transaction and integration expenses	$2.2	$35.3
During 2022, we recorded $2.2 million of integration expenses related to our acquisition of FONA. During 2021, we recorded transaction and integration expenses of $35.3 million related to our acquisitions of Cholula and FONA. These costs consisted of (i) $6.3 million of amortization of the acquisition-date fair value adjustment of inventories that is included in Cost of goods sold, (ii) $13.8 million of other transaction expenses primarily related to outside advisory, service and consulting costs, and (iii) $15.2 million of integration expenses.

	2022	2021
Operating income	$863.6	$1,015.1
Percent of net sales	13.6%	16.1%
Operating income decreased by $151.5 million, or 14.9%, from $1,015.1 million in 2021 to $863.6 million in 2022. Special charges and transaction and integration expenses decreased by $32.6 million in 2022, as compared to 2021, and positively impacted operating income. Operating income as a percentage of net sales declined by 250 basis points in 2022, to 13.6% in 2022 from 16.1% in 2021 as a result of the factors previously described. Excluding the effect of special charges and transaction and integration expenses previously described, adjusted operating income was $917.4 million in 2022 as compared to $1,101.5 million in 2021, a decrease of $184.1 million or 16.7% from the 2021 level. Adjusted operating income as a percentage of net sales declined by 300 basis points in 2022, to 14.4% in 2022 from 17.4% in 2021.

	2022	2021
Interest expense	$149.1	$136.6
Other income, net	98.3	17.3
Interest expense was $12.5 million higher in 2022 as compared to the prior year as an increase in interest rates during the latter part of 2022 was partially offset by a decrease in average total borrowings. Other income, net for 2022 increased by $81.0 million, including the impact of a $49.6 million gain on the sale of our Kitchen Basics business and $18.7 million associated with the settlement of treasury lock arrangements, both of which are more fully described in the notes to the accompanying financial statements. The remaining increase was principally driven by an increase in interest income, as compared to the prior year.

	2022	2021
Income from consolidated operations before income taxes	$812.8	$895.8
Income tax expense	168.6	192.7
Effective tax rate	20.7%	21.5%
The provision for income taxes is based on the estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income include, but are not limited to, excess tax benefits associated with stock-based compensation, changes in estimates of the outcome of tax matters related to prior years, including reversals of reserves upon the lapsing of statutes of limitations, provision-to-return adjustments, the settlement of tax audits, changes in enacted tax rates, changes in the assessment of deferred tax valuation allowances, acquisition related deferred tax adjustments, and the tax effects of certain intra-entity asset transfers (other than inventory).
The effective tax rate was 20.7% in 2022 as compared to 21.5% in 2021. The decrease in our effective tax rate was principally attributable to the effects of the lower level of income before income taxes and the higher level of net discrete tax benefits in 2022 as compared to 2021. Net discrete tax benefits were $27.6 million in 2022, an increase of $1.0 million from $26.6 million in 2021. Discrete tax benefits in both the 2022 and 2021 periods included excess tax benefits associated with stock-based compensation ($9.1 million and $4.3 million in 2022 and 2021, respectively), the reversal of reserves for unrecognized tax benefits ($6.9 million and $22.5 million in 2022 and 2021, respectively) due to, in 2021, the partial release of certain reserves for an unrecognized tax benefit and related interest in a non-U.S. jurisdiction based on a change in our assessment of the technical merits of that position associated with the availability of new information, and in both years due to the expiration of the statutes of limitations, the release of valuation allowances due to a change in judgment about realizability of deferred tax assets ($4.6 million and $4.4 million in 2022 and 2021, respectively), tax benefits related to the revaluation of deferred taxes resulting from enacted legislation ($3.9 million and $4.0 million in 2022 and 2021, respectively), and other discrete items. In 2022, other discrete tax items included $2.3 million of tax benefits related to the sale of an asset associated with a previously exited line of business. In 2021, other discrete tax items included $10.4 million of deferred state tax expense directly related to our December 2020 acquisition of FONA. See note 13 of notes to our consolidated financial statements for a more detailed reconciliation of the U.S. federal tax rate with the effective tax rate.

	2022	2021
Income from unconsolidated operations	$37.8	$52.2
Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, decreased $14.4 million in 2022 from the prior year. We own 50% of most of our unconsolidated joint ventures, including our largest joint venture, McCormick de Mexico, that comprised 84% and 62% of the income of our unconsolidated operations in 2022 and 2021, respectively. The decrease for 2022 as compared to 2021 was primarily driven by the after-tax gain of $13.4 million on the sale of an unconsolidated operation that occurred in 2021.
We reported diluted earnings per share of $2.52 in 2022, compared to $2.80 in 2021. The table below outlines the major components of the change in diluted earnings per share from 2021 to 2022. The decrease in operating income in the table below includes the impact from unfavorable currency exchange rates in 2022.

2021 Earnings per share—diluted	$2.80
Decrease in operating income	(0.54)
Decrease in special charges, net of taxes	0.02
Decrease in transaction and integration expenses, including impact of net discrete tax item related to FONA acquisition	0.13
Gain on the sale of a business, net of taxes	0.14
Increase in other income, excluding gain on the sale of a business	0.09
Decrease in income from unconsolidated operations, including the after-tax gain on sale of unconsolidated operation of $0.05 per diluted share in 2021	(0.05)
Impact of change in effective income tax rate, excluding taxes on special charges, transaction and integration expenses, and the sale of a business	(0.03)
Increase in interest expense	(0.04)
2022 Earnings per share—diluted	$2.52

Results of Operations—Segments
We measure the performance of our business segments based on operating income, excluding special charges and transaction and integration expenses related to our acquisitions. See note 16 of notes to our consolidated financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges and transaction and integration expenses related to our acquisitions. In the following discussion, we refer to our previously described measure of segment profit as "Segment operating income."
Consumer Segment

	2022	2021
Net sales	$3,757.9	$3,937.5
Percent - (decline) increase	(4.6)%	9.5%
Components of percent change in net sales–(decrease) increase:
Volume and product mix	(9.3)%	4.3%
Pricing actions	7.4%	0.6%
Acquisitions	—%	2.4%
Divestitures	(0.6)%	—%
Foreign exchange	(2.1)%	2.2%

Segment operating income	$710.7	$804.9
Segment operating income margin	18.9%	20.4%
Sales of our consumer segment in 2022 decreased by 4.6% as compared to 2021 and decreased by 2.5% on a constant currency basis. The sales decrease was driven by lower sales of our consumer business in the Americas, EMEA and Asia/Pacific regions. Lower volume and unfavorable product mix decreased sales by 9.3%. The impact of restrictive measures related to COVID-19 resurgences in China, the exit of our consumer operations in Russia, and the exit of our rice product line in India, contributed approximately 1.5% to that decline as compared to 2021. Pricing actions, taken in response to inflationary cost pressures, increased sales by 7.4% in 2022 as compared to the prior year level. The divestiture of our Kitchen Basics business unfavorably impacted sales by 0.6% as compared to 2021. An unfavorable impact from foreign currency rates decreased sales by 2.1% compared to the prior year and is excluded from our measure of sales decline of 2.5% on a constant currency basis.
In the Americas region, consumer sales decreased 1.1% in 2022 as compared to 2021 and decreased by 0.9% on a constant currency basis. Unfavorable volume and product mix decreased sales by 8.6% as compared to the corresponding period in 2021, including the unfavorable impact of price elasticity. Pricing actions, taken in response to higher costs, increased sales by 8.6% as compared to the prior year. The sale of our Kitchen Basics business unfavorably impacted sales by 0.9% as compared to 2021. The unfavorable impact of foreign currency rates decreased sales by 0.2% in the year and is excluded from our measure of sales decline of 0.9% on a constant currency basis.
In the EMEA region, consumer sales decreased 14.7% in 2022 as compared to 2021 and decreased by 5.1% on a constant currency basis. Unfavorable volume and product mix decreased sales by 10.5% as compared to the corresponding period of 2021. The decrease was driven by lower sales of our consumer business in France as compared to the prior year. The exit of our consumer operations in Russia also contributed approximately 2.1% to the region's decline in volume and mix. Pricing actions, taken in response to the inflationary cost environment, increased sales by 5.4% as compared to the 2021 period. The unfavorable impact of foreign currency exchange rates decreased sales by 9.6% compared to 2021 and is excluded from our measure of sales decline of 5.1% on a constant currency basis.
In the Asia/Pacific region, consumer sales decreased 10.1% in 2022 as compared to 2021 and decreased by 8.1% on a constant currency basis. Lower volume and unfavorable product mix decreased sales by 11.5% as compared to the corresponding period in 2021. The impact of restrictive measures related to COVID-19 resurgences in China and the exit of our rice product line in India, contributed approximately 9.5% to that decline as compared to 2021. Pricing actions, taken in response to the inflationary cost environment, increased sales by 3.4% as compared to the prior year. The unfavorable impact from foreign currency rates decreased sales by 2.0% compared to the year-ago period and is excluded from our measure of sales decline of 8.1% on a constant currency basis.

Segment operating income for our consumer segment decreased by $94.2 million, or 11.7%, in 2022 as compared to 2021. The decrease in segment operating income was driven by lower sales and increased commodity, transportation and conversion costs, partially offset by pricing actions in response to increased costs, CCI-led cost savings and lower performance-based employee incentive expenses, all as compared to the prior year. Segment operating margin for our consumer segment decreased by 150 basis points in 2022 to 18.9%, driven by a decrease in consumer gross profit margin, including the margin dilutive impact of pricing actions, the impact of the inflationary cost environment, and higher conversion costs, which was partially offset by the impact of CCI-led cost savings, all as compared to the 2021 level. On a constant currency basis, segment operating income for our consumer segment decreased by 10.9% in 2022, as compared to 2021.
Flavor Solutions Segment

	2022	2021
Net sales	$2,592.6	$2,380.4
Percent growth	8.9%	18.7%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	3.5%	7.2%
Pricing actions	8.2%	1.4%
Acquisitions	0.4%	7.3%
Foreign exchange	(3.2)%	2.8%

Segment operating income	$206.7	$296.6
Segment operating income margin	8.0%	12.5%
Sales of our flavor solutions segment increased 8.9% in 2022 as compared to 2021 and increased by 12.1% on a constant currency basis. Volume and product mix contributed 3.5% of the increase in addition to pricing actions which added 8.2% to sales for 2022, both in comparison to the prior year levels. The incremental impact of our acquisition of FONA added 0.4% to segment sales for 2022. An unfavorable impact from foreign currency rates decreased sales by 3.2% compared to the prior year and is excluded from our measure of sales growth of 12.1% on a constant currency basis.
In the Americas region, flavor solutions sales increased by 11.4% during 2022 as compared to 2021 and increased by 11.7% on a constant currency basis. Favorable volume and product mix increased flavor solutions sales in the Americas by 2.2% during 2022, as growth in sales to packaged food and beverage companies was partially offset by lower sales to quick service restaurants, both as compared to the year ago period. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 8.9% during 2022 as compared to the prior year. The incremental impact of our acquisition of FONA added 0.6% to segment sales for 2022. An unfavorable impact from foreign currency rates decreased sales by 0.3% compared to 2021 and is excluded from our measure of sales growth of 11.7% on a constant currency basis.
In the EMEA region, flavor solutions sales in 2022 increased by 5.5% as compared to 2021 and increased by 17.2% on a constant currency basis. Favorable volume and product mix increased segment sales by 9.5% in 2022 as compared to 2021. The increase was driven by higher sales to quick service restaurants, branded foodservice and package food and beverage company customers. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 7.7% in 2022 as compared to the prior period level. An unfavorable impact from foreign currency rates decreased sales by 11.7% compared to 2021 and is excluded from our measure of sales growth of 17.2% on a constant currency basis.
In the Asia/Pacific region, flavor solutions sales decreased 0.2% in 2022 as compared to 2021 and increased by 5.2% on a constant currency basis. Favorable volume and product mix increased sales by 0.3%, driven by higher sales to quick service restaurant customers, partially impacted by the timing of customers' promotional activities. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 4.9% as compared to the prior year. An unfavorable impact from foreign currency rates decreased sales by 5.4% compared to 2021 and is excluded from our measure of sales growth of 5.2% on a constant currency basis.
Segment operating income for our flavor solutions segment decreased by $89.9 million, or 30.3%, in 2022 as compared to 2021. The decrease in segment operating income was driven by increased commodity, transportation and conversion costs, as well as costs related to supply chain investments, which were partially offset by a higher level of sales, including pricing actions in response to the inflationary cost environment, and CCI-led cost savings, all as compared to the prior year. Segment operating margin for our flavor solutions segment decreased by 450 basis points in 2022 to 8.0% driven by a lower segment gross margin, including the margin dilutive impact of pricing actions, the impact of the inflationary cost environment, and higher conversion costs, including the costs related to our supply chain investments, partially offset by CCI-led cost savings and a decrease in SG&A as percentage of sales associated with the favorable impact of fixed and semi-fixed expenses over a higher sales base, all as compared to the 2021 level. On a constant currency basis, segment operating income for our flavor solutions segment decreased by 27.9% in 2022, as compared to 2021.
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
In 2021, our gross profit margin decreased 160 basis points to 39.5% from 41.1% in 2020. The decline was driven by the impact of increased commodity, packaging materials and transportation costs, higher conversion costs, which includes costs associated with COVID-19, and a less favorable mix in sales between our consumer and flavor solutions segments as compared to 2020. These unfavorable impacts were partially offset by savings from our CCI program, pricing actions, improved product mix and the accretive impact of the Cholula and FONA acquisitions, each as compared to the prior year. In addition, our 2021 gross profit margin was burdened by (i) $6.3 million of transaction expense, representing the amortization of the fair value adjustment to the acquired inventories of Cholula and FONA upon our sale of those acquired inventories, and (ii) a non-cash special charge of $4.7 million associated with the exit of a low margin business in our Asia/Pacific region. Excluding the transaction expense and special charges, adjusted gross profit margin decreased by 140 basis points from 41.1% in 2020 to 39.7% for the year ended November 30, 2021.

	2021	2020
Selling, general & administrative expense	$1,404.1	$1,281.6
Percent of net sales	22.3%	22.9%

Selling, general and administrative (SG&A) expense was $1,404.1 million in 2021 compared to $1,281.6 million in 2020, an increase of $122.5 million. That increase in SG&A expense was primarily a result of (i) SG&A associated with the Cholula and FONA acquisitions; (ii) greater selling and distribution expenses associated with the higher sales volume; and (iii) increased brand marketing costs, all as compared to the corresponding period in 2020. Those increases were partially offset by lower performance-based employee incentive expenses, as compared to the prior year. SG&A as a percent of net sales for 2021 decreased by 60 basis points from the prior year level, driven by the impact of the leverage of fixed and semi-fixed expenses over a higher level of sales during the 2021 period.

	2021	2020
Special charges included in cost of goods sold	$4.7	$—
Other special charges	46.4	6.9
Total special charges	$51.1	$6.9
We regularly evaluate whether to implement changes to our organization structure to reduce fixed costs, simplify and/or improve processes, and improve our competitiveness, and we expect to continue to evaluate such actions in the future. From time to time, those changes are of such significance in terms of both up-front costs and organizational/ structural impact that we obtain advance approval from our Management Committee and classify expenses related to those changes as special charges in our financial statements.

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
The provision for income taxes is based on the estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income include, but are not limited to, excess tax benefits associated with stock-based compensation, changes in estimates of the outcome of tax matters related to prior years, including reversals of reserves upon the lapsing of statutes of limitations, provision-to-return adjustments, the settlement of tax audits, changes in enacted tax rates, changes in the assessment of deferred tax valuation allowances, acquisition related deferred tax adjustments, and the tax effects of certain intra-entity asset transfers (other than inventory).
The effective tax rate was 21.5% in 2021 as compared to 19.8% in 2020. The increase in our effective tax rate was principally attributable to the lower level of net discrete tax benefits in 2021 as compared to 2020. Net discrete tax benefits were $26.6 million in 2021, a decrease of $16.8 million from $43.4 million in 2020. Discrete tax benefits in both the 2021 and 2020 periods included excess tax benefits associated with stock-based compensation ($4.3 million and $14.2 million in 2021 and 2020, respectively), the reversal of reserves for unrecognized tax benefits ($22.5 million and $4.9 million in 2021 and 2020, respectively) due to, in 2021, the partial release of certain reserves for an unrecognized tax benefit and related interest in a non-U.S. jurisdiction based on a change in our assessment of the technical merits of that position associated with the availability of new information, and in both years due to the expiration of the statutes of limitations, the release of valuation allowances due to a change in judgment about realizability of deferred tax assets ($4.4 million and $11.9 million in 2021 and 2020, respectively) and other discrete items. In 2021, discrete tax items included $4.0 million of tax benefits related to the revaluation of deferred taxes resulting from enacted legislation and $10.4 million of deferred state tax expense directly related to our December 2020 acquisition of FONA. In 2020, discrete tax items included $9.9 million of tax benefits associated with intra-entity asset transfers that occurred. See note 13 of notes to our consolidated financial statements for a more detailed reconciliation of the U.S. federal tax rate with the effective tax rate.

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

2020 Earnings per share—diluted	$2.78
Increase in operating income	0.25
Increase in special charges	(0.15)
Increase in transaction and integration expenses, including impact of net discrete tax item related to FONA acquisition	(0.10)
Impact of income taxes, excluding taxes on special charges and transaction and integration expenses	(0.01)
Increase in income from unconsolidated operations, including the after-tax gain on sale of unconsolidated operation of $0.05 per diluted share	0.04
Impact of higher shares	(0.01)
2021 Earnings per share—diluted	$2.80
Results of Operations—Segments
Consumer Segment

	2021	2020
Net sales	$3,937.5	$3,596.7
Percent growth	9.5%	10.0%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	4.3%	8.8%
Pricing actions	0.6%	1.5%
Acquisitions	2.4%	—%
Foreign exchange	2.2%	(0.3)%

Segment operating income	$804.9	$780.9
Segment operating income margin	20.4%	21.7%
Sales of our consumer segment in 2021 grew by 9.5% as compared to 2020 and grew by 7.3% on a constant currency basis. This increase included higher sales of our consumer business in each of our three regions. Higher volume and product mix increased sales 4.3% while pricing actions added 0.6% to sales, both as compared to the prior year. The incremental impact of the Cholula acquisition added 2.4% to segment sales during 2021. The favorable impact of foreign currency exchange rates increased consumer segment sales by 2.2% compared to 2020 and is excluded from our measure of sales growth of 7.3% on a constant currency basis.

In the Americas region, consumer sales increased 7.3% in 2021 as compared to 2020, which experienced a 13.9% increase in sales from the 2019 level as a result of exceptionally strong demand for our products in the early stages of the COVID-19 pandemic, and increased by 6.7% on a constant currency basis. Favorable volume and product mix increased sales by 3.0% as compared to the corresponding period in 2020, as demand continues to be driven by consumers' sustained preference for eating more at home. In addition, pricing actions, taken in response to higher costs, increased sales by 0.4% as compared to the prior year. The incremental impact of the Cholula acquisition added 3.3% to sales in 2021. The favorable impact of foreign currency exchange rates increased sales by 0.6% compared to 2020 and is excluded from our measure of sales growth of 6.7% on a constant currency basis.

In the EMEA region, consumer sales increased 5.8% in 2021 as compared to 2020, which experienced a 14.5% increase in sales from the 2019 level driven by the COVID-19 impact on greater consumer at-home meal preparation, and increased by 0.9% on a constant currency basis. Favorable volume and product mix increased sales by 0.3% as compared to the corresponding period of 2020. The impact of pricing actions increased sales by 0.6% as compared to the prior year. The favorable impact of foreign currency exchange rates increased sales by 4.9% compared to 2020 and is excluded from our measure of sales growth of 0.9% on a constant currency basis.
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
Segment operating income for our consumer segment increased by $24.0 million, or 3.1%, in 2021 as compared to 2020. The increase in segment operating income was driven by higher sales, including the impact of acquisitions,

CCI-led cost savings and lower incentive-based compensation accruals which were partially offset by increased commodities, packaging materials and transportation costs, increased conversion costs, which include incremental expenses related to COVID-19, and higher brand marketing investment, all as compared to the prior year. The impact of COVID-19 on segment operating income during 2021 reflected actions, including the incremental impact of temporary arrangements to utilize co-manufacturing, that increased our cost to produce certain products and measures to enable manufacturing and distribution staff to maintain social distancing and permit enhanced cleaning that reduced productivity. Segment operating margin for our consumer segment decreased by 130 basis points in 2021 to 20.4%, driven by a decrease in segment gross profit margin, including the impact of the inflationary cost environment, which was partially offset by the benefit from the leverage of fixed and semi-fixed expenses over a higher sales base as compared to the 2020 level. On a constant currency basis, segment operating income for our consumer segment increased by 1.3% in 2021, as compared to 2020.
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

In the Americas region, flavor solutions sales increased by 16.6% during 2021 as compared to 2020, which experienced a sales decline of 3.5% from the 2019 level driven by lower sales to quick service restaurant and branded food service customers as a result of COVID-19 restrictions imposed in the early stages of the pandemic, and increased by 15.4% on a constant currency basis. Favorable volume and improved product mix increased flavor solutions sales in the Americas by 3.2% during 2021, driven primarily by increased sales to branded foodservice and quick service restaurant customers. Pricing actions increased sales by 1.7% as compared to the prior year. The incremental impact of the Cholula and FONA acquisitions increased sales by 10.5% in 2021. A favorable impact from foreign currency rates increased sales by 1.2% compared to 2020 and is excluded from our measure of sales growth of 15.4% on a constant currency basis.

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

In the Asia/Pacific region, flavor solutions sales increased 16.9% in 2021 as compared to 2020, which experienced a sales increase of 0.4% from the 2019 level driven by higher sales to quick service restaurant customers, and increased by 9.4% on a constant currency basis. Favorable volume and product mix increased sales by 10.6%, driven by higher sales to quick service restaurant customers. Pricing actions decreased sales by 1.2% as compared to the prior year. A favorable impact from foreign currency rates increased sales by 7.5% compared to 2020 and is excluded from our measure of sales growth of 9.4% on a constant currency basis.

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
NON-GAAP FINANCIAL MEASURES
The following tables include financial measures of adjusted gross profit, adjusted gross profit margin, adjusted operating income, adjusted operating income margin, adjusted income tax expense, adjusted income tax rate, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:
•Special charges – Special charges consist of expenses and income associated with certain actions undertaken by us to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component, such as an asset impairment, or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an ongoing basis through completion. Special charges for the year ended November 30, 2022 include a $13.6 million gain associated with the sale of the Kohinoor brand name. We exited our Kohinoor rice product line in India in the fourth quarter of fiscal year 2021.
•Transaction and integration expenses associated with the Cholula and FONA acquisitions – We exclude certain costs associated with our acquisitions of Cholula and FONA in November and December 2020, respectively, and their subsequent integration into the Company. Such costs, which we refer to as “Transaction and integration expenses,” include transaction costs associated with each acquisition, as well as integration costs following the respective acquisition, including the impact of the acquisition date fair value adjustment for inventories, together with the impact of discrete tax items, if any, directly related to each acquisition.
•Income from sale of unconsolidated operations – We exclude the gain realized upon our sale of an unconsolidated operation in March 2021. As more fully described in note 5 of the notes to the accompanying financial statements, the sale of our 26% interest in Eastern Condiments resulted in a gain of $13.4 million, net of tax of $5.7 million. The gain is included in Income from unconsolidated operations in our consolidated income statement for the year ended November 30, 2021.
•Gain on sale of Kitchen Basics – We exclude the gain realized upon our sale of the Kitchen Basics business in August 2022. As more fully described in note 17 of the notes to the accompanying financial statements, the pre-tax gain associated with the sale was $49.6 million and is included in Other income, net in our consolidated income statement for the year ended November 30, 2022.
Details with respect to the composition of transaction and integration expenses, special charges, income from the sale of unconsolidated operations, and gain on sale of Kitchen Basics for the years and in the amounts set forth below are included in notes 2, 3, and 5, of notes to our consolidated financial statements.

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
A reconciliation of these non-GAAP financial measures to GAAP financial results is provided below:

	2022	2021	2020
Gross profit	$2,274.5	$2,494.6	$2,300.4
Impact of transaction and integration expenses included in cost of goods sold (1)	—	6.3	—
Impact of special charges included in cost of goods sold(2)	—	4.7	—
Adjusted gross profit	$2,274.5	$2,505.6	$2,300.4
Adjusted gross profit margin (3)	35.8%	39.7%	41.1%
Operating income	$863.6	$1,015.1	$999.5
Impact of transaction and integration expenses included in cost of goods sold (1)	—	6.3	—
Impact of other transaction and integration expenses (1)	2.2	29.0	12.4
Impact of special charges included in cost of goods sold(2)	—	4.7	—
Impact of other special charges(2)	51.6	46.4	6.9
Adjusted operating income	$917.4	$1,101.5	$1,018.8
% (decrease) increase versus prior year	(16.7)%	8.1%	4.1%
Adjusted operating income margin (3)	14.4%	17.4%	18.2%
Income tax expense	$168.6	$192.7	$174.9
Impact of transaction and integration expenses(1)	0.6	(2.7)	1.9
Impact of special charges(2)	13.3	7.1	2.1
Impact of sale of Kitchen Basics	(11.6)	—	—
Adjusted income tax expense	$170.9	$197.1	$178.9
Adjusted income tax rate(4)	20.9%	20.1%	19.9%
Net income	$682.0	$755.3	$747.4
Impact of transaction and integration expenses(1)	1.6	38.0	10.5
Impact of special charges(2)	38.3	44.0	4.8
Impact of after-tax gain on sale of Kitchen Basics	(38.0)	—	—
Impact of after-tax gain on sale of unconsolidated operations	—	(13.4)	—
Adjusted net income	$683.9	$823.9	$762.7
% (decrease) increase versus prior year	(17.0)%	8.0%	6.3%
Earnings per share—diluted	$2.52	$2.80	$2.78
Impact of transaction and integration expenses(1)	0.01	0.14	0.04
Impact of special charges(2)	0.14	0.16	0.01
Impact of after-tax gain on sale of Kitchen Basics	(0.14)
Impact of after-tax gain on sale of unconsolidated operations	—	(0.05)	—
Adjusted earnings per share—diluted	$2.53	$3.05	$2.83

(1)	Transaction and integration expenses are more fully described in note 2 of notes to our consolidated financial statements and include transaction and integration expenses associated with our acquisitions of Cholula and FONA. These expenses include the effect of the fair value adjustment to acquired inventories on cost of goods sold and the impact of a discrete deferred state income tax expense item, directly related to our December 2020 acquisition of FONA. The discrete tax item had an unfavorable impact of $10.4 million or $0.04 per diluted share for the year ended November 30, 2021.
(2)
Special charges are more fully described in note 3 of notes to our accompanying consolidated financial statements. Special charges for the year ended November 30, 2022 include a $10.0 million non-cash intangible asset impairment charge associated with our exit of our business operations in Russia. We exited our Kohinoor rice product line in India in the fourth quarter of fiscal 2021. Special charges for the year ended November 30, 2022 include a $13.6 million gain associated with the sale of the Kohinoor brand name. Special charges for the year ended November 30, 2021 include $4.7 million which is reflected in Cost of goods sold and an $11.2 million non-cash impairment charge associated with the impairment of certain intangible assets.

(3)	Adjusted gross profit margin is calculated as adjusted gross profit as a percent of net sales for each period presented. Adjusted operating income margin is calculated as adjusted operating income as a percent of net sales for each period presented.
(4)	Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes, excluding transaction and integration expenses and special charges, or $817.0 million, $982.2 million, and $900.8 million for the years ended November 30, 2022, 2021, and 2020, respectively.

Estimate for the year ending November 30, 2023

Earnings per share – diluted	$2.42 to $2.47
Impact of special charges	0.14
Adjusted earnings per share – diluted	$2.56 to $2.61

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
Percentage changes in sales and adjusted operating income expressed on a constant currency basis are presented excluding the impact of foreign currency exchange. To present this information for historical periods, current year results for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the prior fiscal year, rather than at the actual average exchange rates in effect during the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current year and the prior fiscal year. The tables set forth below present our growth in net sales and adjusted operating income on a constant currency basis as follows: (1) to present our growth in net sales and adjusted operating income for 2022 on a constant currency basis, net sales and adjusted operating income for 2022 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2021 and compared to the reported results for 2021; and (2) to present our growth in net sales and adjusted operating income for 2021 on a constant currency basis, net sales and operating income for 2021 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2020 and compared to the reported results for 2020.

	For the year ended November 30, 2022
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	(1.1)%	(0.2)%	(0.9)%
EMEA	(14.7)%	(9.6)%	(5.1)%
Asia/Pacific	(10.1)%	(2.0)%	(8.1)%
Total Consumer	(4.6)%	(2.1)%	(2.5)%
Flavor Solutions segment:
Americas	11.4%	(0.3)%	11.7%
EMEA	5.5%	(11.7)%	17.2%
Asia/Pacific	(0.2)%	(5.4)%	5.2%
Total Flavor Solutions	8.9%	(3.2)%	12.1%
Total net sales	0.5%	(2.5)%	3.0%

Adjusted operating income:
Consumer segment	(11.7)%	(0.8)%	(10.9)%
Flavor Solutions segment	(30.3)%	(2.4)%	(27.9)%
Total adjusted operating income	(16.7)%	(1.2)%	(15.5)%

	For the year ended November 30, 2021
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	7.3%	0.6%	6.7%
EMEA	5.8%	4.9%	0.9%
Asia/Pacific	31.6%	8.7%	22.9%
Total Consumer	9.5%	2.2%	7.3%
Flavor Solutions segment:
Americas	16.6%	1.2%	15.4%
EMEA	27.3%	5.8%	21.5%
Asia/Pacific	16.9%	7.5%	9.4%
Total Flavor Solutions	18.7%	2.8%	15.9%
Total net sales	12.8%	2.4%	10.4%

Adjusted operating income:
Consumer segment	3.1%	1.8%	1.3%
Flavor Solutions segment	24.7%	2.2%	22.5%
Total adjusted operating income	8.1%	1.9%	6.2%
To present the percentage change in projected 2023 net sales, adjusted operating income and adjusted earnings per share — diluted on a constant currency basis, 2023 projected local currency net sales, adjusted operating income, and adjusted net income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at currently prevailing exchange rates and are compared to those 2023 local currency projected results, translated into U.S. dollars at the average actual exchange rates in effect during the corresponding months in fiscal year 2022 to determine what the 2023 consolidated U.S. dollar net sales, adjusted operating income and adjusted earnings per share — diluted would have been if the relevant currency exchange rates had not changed from those of the comparable 2022 periods.

LIQUIDITY AND FINANCIAL CONDITION

	2022	2021	2020
Net cash provided by operating activities	$651.5	$828.3	$1,041.3
Net cash used in investing activities	(146.4)	(908.6)	(1,025.6)
Net cash (used in) provided by financing activities	(487.2)	22.0	220.9
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
In the cash flow statement, the changes in operating assets and liabilities are presented excluding the translation effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. In addition, in the cash flow statement, the changes in operating assets and liabilities are presented excluding the effect of acquired or disposed operating assets and liabilities, as the cash flows associated with acquisition or dispositions of businesses is presented as an investing activity. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
The reported values of our assets and liabilities held in our non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. At November 30, 2022, the exchange rates for the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Australian dollar, and Polish zloty were lower than the U.S. dollar than at November 30, 2021.
Operating Cash Flow – Operating cash flow was $651.5 million in 2022, $828.3 million in 2021, and $1,041.3 million in 2020. Net income as well as our working capital management, as more fully described below, impacted operating cash flow. In 2022, the decrease was primarily driven by lower net income, including the effect of net income associated with the gain on sale of our Kitchen Basics business and an intangible asset that are reflected as investing cash flows as well as the timing of certain employee incentive payments. In 2021, the reduction in operating cash flow was the result of increased inventory levels to protect against supply disruption, employee incentive payments, and the payment of transaction and integration costs related to our recent acquisitions. In 2020, the increase in operating cash flow was the result of a significantly lower use of cash associated with other assets and liabilities, including the timing of certain employee incentive and customer related payments, which was partially offset by the use of cash associated with working capital, driven by the increased level of inventory to meet demand.
Our working capital management – principally related to inventory, trade accounts receivable, and accounts payable – impacts our operating cash flow. The change in inventory was a significant use of cash from operations in 2022, 2021, and 2020. The change in trade accounts receivable was a use of cash in 2022 and 2021 but a source of cash in 2020. The change in accounts payable was a significant source of cash in 2022 and 2020 and a more moderate source of cash in 2021.
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
The following table outlines our cash conversion cycle (in days) over the last three years:

	2022	2021	2020
Cash Conversion Cycle	51	46	39

The increase in CCC in 2022 from 2021 was due primarily to an increase in our days in inventory as a result of cost inflation, strategic purchases to avoid shipping challenges, and lower than forecasted sales. The increase in CCC in 2021 from 2020 was due primarily to an increase in our days in inventory as a result of efforts to protect against supply chain disruption and to meet increased demand. During both periods, the increase in days in inventory was partially offset by an increase in our days payable outstanding.
We offer certain suppliers access to a third-party Supply Chain Finance program (SCF) with several global financial institutions (SCF Banks). Under the SCF, qualifying suppliers may elect to sell their receivables from us to an SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the respective SCF Bank. While we are not party to those agreements, the SCF Banks allow the participating suppliers to utilize our creditworthiness in establishing credit spreads and associated costs. This generally provides the suppliers with more favorable terms than they would be able to secure on their own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with a SCF Bank, the supplier elects which of our individual invoices they sell to the SCF bank. However, all of our payments to participating suppliers are paid to the SCF Bank on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the SCF Bank. The SCF Bank pays the supplier on the invoice due date for any invoices that were not previously sold by the supplier to the SCF Bank. The program has been in place for over five years and commenced near the same time we began an initiative to negotiate extended payment terms with our suppliers in response to evolving market practices.
The terms of our payment obligation are not impacted by a supplier’s participation in the SCF. Our payment terms with our suppliers for similar materials within individual markets are consistent between those suppliers that elect to participate in the SCF and those suppliers that do not participate. Accordingly, our average days outstanding are not significantly impacted by the portion of suppliers or related input costs that are included in the SCF. For our participating suppliers, we believe substantially all of their receivables with us are sold to the SCF Banks. Accordingly, we would expect that at each balance sheet date, a similar proportion of amounts originally due to suppliers would instead be payable to SCF Banks. All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled "Trade accounts payable" in our consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of November 30, 2022 and 2021, the amount due to suppliers participating in the SCF and included in "Trade accounts payable" were approximately $347.0 million and $274.3 million, respectively.
Future changes in our suppliers’ financing policies or economic developments, such as changes in interest rates, general market liquidity or our creditworthiness relative to participating suppliers could impact those suppliers’ participation in the SCF and/or our ability to negotiate extended payment terms with our suppliers. However, any such impacts are difficult to predict.
Investing Cash Flow – Net cash used in investing activities was $146.4 million in 2022, $908.6 million in 2021, and $1,025.6 million in 2020. Our primary investing cash flows include the usage of cash associated with acquisition of businesses and capital expenditures as well as cash provided by sale of businesses, unconsolidated operations, or other assets. Cash usage related to our acquisition of businesses was $706.4 million and $803.0 million in 2021 and 2020, respectively. Capital expenditures, including expenditures for capitalized software, were $262.0 million in 2022, $278.0 million in 2021, and $225.3 million in 2020. We expect 2023 capital expenditures to approximate $280 million to support our planned growth. In 2022, we received $95.2 million net cash proceeds received from the sale of our Kitchen Basics business and $13.6 million net cash proceeds received on the sale of the Kohinoor brand name which are more fully discussed in notes 2 and 3, respectively, of notes to our consolidated financial statements. Our primary investing cash inflow in 2021 was the $65.4 million of proceeds received from the sale of an unconsolidated operation, as more fully discussed in note 5 of notes to our consolidated financial statements.

Financing Cash Flow – Net cash associated with financing activities was a use of cash of $487.2 million in 2022 and a source of cash of $22.0 million and $220.9 million in 2021 and 2020, respectively. The variability between years is principally a result of changes in our net borrowings, share repurchase activity and dividends, all as described below.
The following table outlines our net borrowing activities:

	2022	2021	2020
Net increase (decrease) in short-term borrowings	$698.3	$(346.7)	$286.5
Proceeds from issuance of long-term debt, net of debt issuance costs	—	999.6	525.9
Repayments of long-term debt	(772.0)	(257.1)	(257.7)
Net cash (used in) provided from net borrowing activities	$(73.7)	$395.8	$554.7
In 2022, we repaid $772.0 million of long-term debt, including the $750 million, 2.70% notes that matured on August 15, 2022.
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
The following table outlines the activity in our share repurchase programs:

	2022	2021	2020
Number of shares of common stock	0.4	0.1	0.5
Dollar amount	$38.8	$8.6	$47.3
As of November 30, 2022, $537 million remained of a $600 million share repurchase program that was authorized by our Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. Our share repurchase activity in 2022, 2021, and 2020 has principally been executed in order to mitigate the effect of shares issued upon the exercise of stock options.
During 2022, 2021 and 2020, we received proceeds of $41.4 million, $13.5 million and $56.6 million, respectively, from exercised stock options. We repurchased $19.4 million, $15.4 million and $13.0 million of common stock during 2022, 2021 and 2020, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.
Our dividend history over the past three years is as follows:

	2022	2021	2020
Total dividends paid	$396.7	$363.3	$330.1
Dividends paid per share	1.48	1.36	1.24
Percentage increase per share	8.8%	9.7%	8.8%
In November 2022, the Board of Directors approved a 5.4% increase in the quarterly dividend from $0.37 to $0.39 per share.
Most of our cash is in our subsidiaries outside of the U.S. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and future acquisitions. As of November 30, 2022, we have $1.4 billion of earnings from our non-U.S. subsidiaries and joint ventures that are considered indefinitely reinvested. We have not provided any deferred taxes with respect to items such as foreign withholding taxes, other income taxes, or foreign exchange gains or losses. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.

At November 30, 2022, we temporarily used $191.0 million of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During the year, our short-term borrowings vary, but are lower at the end of a year or quarter. The average short-term borrowings outstanding for the years ended November 30, 2022 and 2021 were $1,117.0 million and $1,029.9 million, respectively. Those average short-term borrowings outstanding for the year ended November 30, 2022 included average commercial paper borrowings of $1,080.4 million. The total average debt outstanding for the years ended November 30, 2022 and 2021 was $5,422.0 million and $5,574.5 million, respectively.
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
Our committed revolving credit facilities include a five-year $1.5 billion revolving credit facility, which will expire in June 2026 and a 364-day $500 million revolving credit facility, which was entered into in July 2022 and will expire in July 2023. The current pricing for the five-year credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of that credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. The current pricing for the 364-day credit facility, on a fully drawn basis, is SOFR plus 1.23%. The pricing of that credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to SOFR plus 1.60%.
The provisions of each revolving credit facility restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. We do not expect that this covenant would limit our access to either revolving credit facilities for the foreseeable future. The terms of those revolving credit facilities are more fully described in note 6 of the notes to the consolidated financial statements.
We generally use our revolving credit facilities to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facilities. These facilities are made available by a syndicate of banks, with various commitments per bank. If any of the banks in these syndicates are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. We engage in regular communication with all banks participating in our credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. In addition to our committed revolving credit facilities, we have uncommitted facilities of $302.5 million as of November 30, 2022 that can be withdrawn based upon the lenders' discretion. See note 6 of notes to our consolidated financial statements for more details on our financing arrangements.
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. Our primary obligations include principal and interest payments on our outstanding short-term borrowings and long-term debt. In the next year, our most significant debt service obligation is the maturity of our $250.0 million, 3.50% notes due in September 2023. Also in July 2023, our $500 million, 364-day revolving credit facility matures. Detail on these contractual obligations follows:
MATERIAL CASH REQUIREMENTS
The following table reflects a summary of our future material cash requirements as of November 30, 2022:

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$1,236.7	$1,236.7	$—	$—	$—
Long-term debt, including finance leases	3,981.1	270.6	1,066.6	1,268.8	1,375.1
Interest payments(a)	724.5	110.0	176.9	156.3	281.3
Total contractual cash obligations	$5,942.3	$1,617.3	$1,243.5	$1,425.1	$1,656.4

(a)Interest payments include interest payments on long-term debt. Our short-term borrowings, principally consisting of commercial paper, have short-term maturities. We anticipate total interest expense for the year ending November 30, 2023 to approximate $200 million to $210 million, which we expect will also approximate cash interest payments for the same period. See note 6 of notes to our consolidated financial statements for additional information.
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
PENSION ASSETS AND OTHER INVESTMENTS – We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash contributions to pension plans, including unfunded plans, were $11.4 million in 2022, $15.0 million in 2021, and $11.9 million in 2020. It is expected that the 2023 total pension plan contributions will be approximately $13 million. Future increases or decreases in pension liabilities and required cash contributions are highly dependent upon changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all of our qualified defined benefit pension plans, approximately 55% of assets are invested in equities, 32% in fixed income investments and 13% in other investments. Assets associated with our nonqualified defined benefit pension plan are primarily invested in corporate-owned life insurance, the value of which approximates an investment mix of 60% in equities and 40% in fixed income investments. See note 11 of notes to our consolidated financial statements, which provides details on our pension funding.
CUSTOMERS AND COUNTERPARTIES – See the subsequent section of this discussion under the heading "Market Risk Sensitivity–Credit Risk."
ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits.
On December 30, 2020, we purchased FONA. The purchase price was approximately $708 million, net of cash acquired. FONA is a leading manufacturer of clean and natural flavors providing solutions for a diverse customer base across various applications for the food, beverage and nutritional markets. Our acquisition of FONA expands the breadth of our flavor solutions segment into attractive categories, as well as extends our technology platform and strengthens our capabilities. The acquisition was funded with cash and short-term borrowings. The results of FONA's operations have been included in our financial statements as a component of our flavor solutions segment from the date of acquisition.
On November 30, 2020, we purchased Cholula for approximately $801 million, net of cash acquired. The acquisition was funded with cash and short-term borrowings. Cholula, a premium Mexican hot sauce brand, is a strong addition to our global branded flavor portfolio, which broadens our offerings in the high growth hot sauce category to consumers and foodservice operators and accelerates our condiment growth opportunities with a complementary authentic Mexican flavor hot sauce. The results of Cholula’s operations have been included in our financial statements as a component of our consumer and flavor solutions segments from the date of acquisition.
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
Foreign Exchange Risk – We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the effects of foreign currency on loans between subsidiaries and unconsolidated affiliates and on cash flows related to repatriation of earnings of unconsolidated affiliates. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Chinese renminbi, Canadian dollar, Australian dollar, Polish zloty, Singapore dollar, Swiss franc, and Mexican peso, as well as the Euro versus the British pound sterling, Australian dollar, and Polish zloty, and finally the Canadian dollar versus British pound sterling. We routinely enter into foreign currency exchange contracts to manage certain of these foreign currency risks.

During 2022, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in our subsidiaries with a functional currency of the British pound sterling, Euro, Polish zloty, Chinese renminbi, Australian dollar, Canadian dollar and Mexican peso.
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
The following table summarizes the foreign currency exchange contracts held at November 30, 2022. All contracts are valued in U.S. dollars using year-end 2022 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments or anticipated transactions.
FOREIGN CURRENCY EXCHANGE CONTRACTS AT NOVEMBER 30, 2022

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
British pound sterling	U.S. dollar	$89.9	1.28	$6.0
Swiss franc	U.S. dollar	69.6	0.93	(0.2)
Canadian dollar	U.S. dollar	70.4	1.33	1.1
Euro	U.S. dollar	49.0	1.05	0.2
Polish zloty	U.S. dollar	9.8	4.67	(0.1)
U.S. dollar	Australian dollar	55.2	0.67	—
U.S. dollar	Singapore dollar	44.5	1.38	0.2
U.S. dollar	British pound sterling	30.4	1.20	(0.3)
U.S. dollar	Euro	34.0	1.04	(0.3)
Australian dollar	Euro	22.2	1.49	0.8
Polish zloty	Euro	14.1	4.89	(0.1)
Canadian dollar	British pound sterling	28.8	1.54	1.5
British pound sterling	Euro	23.9	0.86	0.3
U.S. dollar	Thai baht	7.2	36.71	0.4
We had a number of smaller contracts at November 30, 2022 with an aggregate notional value of $11.5 million to purchase or sell other currencies, such as the Romanian leu. The aggregate fair value of these contracts was insignificant at November 30, 2022.
At November 30, 2021, we had foreign currency exchange contracts for the Euro, British pound sterling, Canadian dollar, Australian dollar, Polish zloty, Swiss franc and other currencies, with a notional value of $583.6 million. The aggregate fair value of these contracts was a gain of $5.5 million at November 30, 2021.
We also utilized cross currency interest rate swap contracts that are considered net investment hedges.
As of November 30, 2022 and 2021, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP SONIA plus 0.859% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP SONIA plus 0.859% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross-currency interest rate swap contracts expire in August 2027. In conjunction with the phase-out of LIBOR, during 2022 we amended the terms of this cross currency swaps such that, effective February 15, 2022, we now pay and receive at GBP SONIA plus 0.859% (previously GBP LIBOR plus 0.740%).
As of November 30, 2022, we also had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at USD SOFR plus 0.684% and pay £184.1 million at GBP SONIA plus 0.5740% and (ii) £184.1 million notional value to receive £184.1 million at GBP SONIA plus 0.574% and pay €219.2 million at Euro ESTR plus 0.667%. These contracts expire in April 2030.
Interest Rate Risk – Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We are exposed to interest rate volatility, with primary exposures related to movements in U.S. Treasury rates, London Interbank Offered Rates (LIBOR), Secured Overnight Financing Rate (SOFR), and commercial paper rates. The phase out of LIBOR reference rates will occur at different dates and began on January 1, 2022. Arrangements that were entered into during the year ended November 30, 2022, including our $500 million

364-day revolving credit facility expiring in July 2023, fixed to variable interest rate swaps expiring in April 2030, and cross-currency interest rate swaps expiring in April 2030, no longer use LIBOR as a reference rate. However, LIBOR continues to be the reference rate for our variable rate debt, including our $1.5 billion five-year revolving credit facility expiring in July 2026, interest rate swaps expiring in November 2025 and August 2027, and the cross-currency interest rate swaps expiring in August 2027. Through the year ended November 30, 2022, there was no material impact to our consolidated financial statements as a result of the LIBOR phase-out, nor do we expect it to have a material impact on our consolidated financial statements during the duration of the LIBOR transition period.
We also use interest rate swaps to minimize financing costs and to achieve a desired mix of fixed and variable rate debt. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2022. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.
YEARS OF MATURITY AT NOVEMBER 30, 2022

	2023	2024	2025	2026	Thereafter	Total	Fair value
Debt
Fixed rate	$257.4	$763.1	$258.7	$509.2	$2,134.7	$3,923.1	$3,542.9
Average interest rate	3.50%	3.50%	3.25%	0.94%	1.74%	—
Variable rate	$1,249.9	$33.8	$11.0	$—	$—	$1,294.7	$1,294.7
Average interest rate	4.20%	1.85%	1.84%	—	—	—
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
•We issued $250 million of 3.25% notes due in 2025 in November 2015. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these notes at a weighted-average fixed rate of 3.45%. The fixed interest rate on $100 million of the 3.25% notes due in December 2025 was effectively converted to a variable rate by interest rate swaps through the notes maturity in 2025. Net interest payments are based on 3-month LIBOR plus 1.22% with an effective variable rate of 5.83% as of November 30, 2022.
•We issued $750 million of 3.40% notes due August 15, 2027 in August 2017. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these $750 million notes at a weighted-average fixed rate of 3.44%. The fixed interest rate on $250 million of the 3.40% notes due in August 2027 was effectively converted to a variable rate by interest rate swaps through the notes maturity in 2027. Net interest payments are based on 3-month LIBOR plus 0.685% with an effective variable rate of 5.29% as of November 30, 2022.
•We issued $500 million of 2.50% notes due April 15, 2030. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these $500 million notes at a weighted-average fixed rate of 2.62%. The fixed interest rate on $250 million of the 2.50% notes due in April 2030 was effectively converted to a variable rate by interest rate swaps through the notes maturity in 2030. Net interest payments are based on USD SOFR plus 0.684% with an effective variable rate of 4.94% as of November 30, 2022.

Commodity Risk – We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. In 2022, our most significant raw materials were dairy products, pepper, onion, capsicums (red peppers and paprika), garlic, wheat products, vegetable oils, and vanilla. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk.
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
Customer Contracts
In several of our major geographic markets, the consumer segment sells our products by entering into annual or multi-year customer arrangements. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. Where applicable, future reimbursements are estimated based on current expectations regarding what was earned through these programs as of the balance sheet date. Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one-year or shorter duration. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. Certain of our customer arrangements are annual arrangements such that the degree of estimates that affects revenue reduces as a year progresses. We do not believe that there will be significant changes to our estimates of customer consideration when any uncertainties are resolved with customers.
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

Goodwill Impairment
Our reporting units are the same as our operating segments. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions, as more fully described in note 1 to our consolidated financial statements. We estimate the fair value of a reporting unit by using a discounted cash flow model. Our discounted cash flow model calculates fair value by present valuing future expected cash flows of our reporting units using a market-based discount rate. We then compare this fair value to the carrying amount of the reporting unit, including intangible assets and goodwill. An impairment charge would be recognized to the extent that the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit. The quantitative goodwill impairment test requires an entity to compare the fair value of each reporting unit with its carrying amount. As of November 30, 2022, we had $5,212.9 million of goodwill recorded in our balance sheet ($3,568.2 million in the consumer segment and $1,644.7 million in the flavor solutions segment). Our fiscal year 2022 impairment testing indicated that the estimated fair values of our reporting units were significantly in excess of their carrying values. Accordingly, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill. However, variances between the actual performance of the businesses and the assumptions that were used in developing the estimates of fair value could result in impairment charges in future periods.
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

As of November 30, 2022, we had $3,043.4 million of brand names assets and trademarks recognized in our consolidated balance sheet, and none of the balances exceeded their estimated fair values at that date. Of the $3,043.4 million of brand names assets and trademarks as of November 30, 2022: (i) $2,320.0 million relates to the French’s, Frank’s RedHot and Cattlemen’s brand names and trademarks, recognized as part of our acquisition of RB Foods in August 2017, that we group for purposes of our impairment analysis; (ii) $380.0 million relates to the Cholula brand names and trademarks associated with the acquisition of Cholula in November 2020, (iii) $49.0 million relates to the FONA brand names and trademarks associated with the acquisition of FONA in December 2020 and (iv) the remaining $294.4 million represents a number of other brand name assets and trademarks with individual carrying values ranging from $0.2 million to $106.4 million. Except for four brand names assets and trademarks with a carrying value of approximately $460 million, including our recent acquisitions of Cholula and FONA, the percentage excess of estimated fair value over respective book values for each of our brand names and trademarks, was 20% or more as of our fourth quarter annual impairment assessment.

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
Income Taxes
We estimate income taxes and file tax returns in each of the taxing jurisdictions in which we operate and are required to file a tax return. At the end of each year, an estimate for income taxes is recorded in the financial statements. Tax returns are generally filed in the third or fourth quarter of the subsequent year. A reconciliation of the estimate to the final tax return is done at that time, which will result in changes to the original estimate. We believe that our tax return positions are appropriately supported, but tax authorities can challenge certain of our tax positions. We evaluate our uncertain tax positions in accordance with the GAAP guidance for uncertainty in income taxes. We recognize a tax benefit when it is more likely than not the position will be sustained upon examination, based on its technical merits. The tax position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. A change in judgment related to the expected ultimate resolution of uncertain tax positions will be recognized in earnings in the quarter of such change. We believe that our reserve for uncertain tax positions, including related interest and penalties, is adequate. As of November 30, 2022, the Company had $29.6 million of unrecognized tax benefits, including interest and penalties, recorded in Other long-term liabilities. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income and cash flows. We have recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. In doing so, we have considered future taxable income and tax planning strategies in assessing the need for a valuation allowance. Both future taxable income and tax planning strategies include a number of estimates, as more fully described in note 1 of notes to our consolidated financial statements.
Pension Benefits
Pension plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases, and mortality rates. The actuarial assumptions used in our pension benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension benefit obligations. While we believe that the assumptions used are appropriate, changes in various assumptions and differences between the actual returns on plan assets and the expected returns on plan assets and changes to projected future rates of return on plan assets will affect the amount of pension expense or income ultimately recognized. A 1% increase or decrease in the actuarial assumption for the discount rate would impact 2023 pension benefit expense by approximately $0.4 million. A 1% increase or decrease in the expected return on plan assets would impact 2023 pension expense by approximately $9.8 million.

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
We conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this assessment. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our assessment, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2022.
Our internal control over financial reporting as of November 30, 2022 has been audited by Ernst & Young LLP.

Lawrence E. Kurzius

Chairman & Chief Executive Officer

Michael R. Smith

Executive Vice President & Chief Financial Officer

Gregory P. Repas

Vice President & Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McCormick & Company, Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 30, 2022 and 2021, the related consolidated income statements, statements of comprehensive income, cash flow statements and statements of shareholders’ equity for each of the three years in the period ended November 30, 2022, and the related notes and the financial statement schedule listed in the Index at item 15(2) and our report dated January 26, 2023 expressed an unqualified opinion thereon.

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
January 26, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated (the Company) as of November 30, 2022 and 2021, the related consolidated income statements, statements of comprehensive income, cash flow statements and statements of shareholders’ equity for each of the three years in the period ended November 30, 2022, and the related notes and financial statement schedule listed in the Index at item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 26, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Indefinite-lived Intangible Assets

Description of the Matter
At November 30, 2022, the Company's indefinite-lived intangible assets consist of brand names and trademarks with an aggregate carrying value of approximately $3.0 billion. As explained in Note 1 to the consolidated financial statements, these assets are assessed for impairment at least annually using the relief-from-royalty methodology to determine their fair values. If the fair value of any brand name or trademark is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference.

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

To test the estimated fair value of the Company’s indefinite-lived intangible assets, we performed audit procedures that included, among others, evaluating the asset groupings used by the Company to perform its impairment assessment, assessing the methodologies, and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions to current industry, market and economic trends, to the Company's historical results, to other guideline companies within the same industry, and to other relevant data. In addition, we evaluated management’s ability to estimate net sales by comparing the current year actual net sales for certain brand names or trademarks to the estimates made in the Company’s prior year impairment assessment. We also performed sensitivity analyses of certain significant assumptions to evaluate the potential change in the fair values of the brand names and trademarks resulting from hypothetical changes in underlying assumptions. We used an internal valuation specialist to assist in our evaluation of the methodologies used and significant assumptions and inputs used by the Company to determine the estimated fair value of certain brand names and trademarks.
We have served as the Company’s auditor since 1982.

Baltimore, Maryland
January 26, 2023

CONSOLIDATED INCOME STATEMENTS

for the year ended November 30 (millions except per share data)	2022	2021	2020
Net sales	$6,350.5	$6,317.9	$5,601.3
Cost of goods sold	4,076.0	3,823.3	3,300.9
Gross profit	2,274.5	2,494.6	2,300.4
Selling, general and administrative expense	1,357.1	1,404.1	1,281.6
Transaction and integration expenses	2.2	29.0	12.4
Special charges	51.6	46.4	6.9
Operating income	863.6	1,015.1	999.5
Interest expense	149.1	136.6	135.6
Other income, net	98.3	17.3	17.6
Income from consolidated operations before income taxes	812.8	895.8	881.5
Income tax expense	168.6	192.7	174.9
Net income from consolidated operations	644.2	703.1	706.6
Income from unconsolidated operations	37.8	52.2	40.8
Net income	$682.0	$755.3	$747.4
Earnings per share–basic	$2.54	$2.83	$2.80
Earnings per share–diluted	$2.52	$2.80	$2.78
See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the year ended November 30 (millions)	2022	2021	2020
Net income	$682.0	$755.3	$747.4
Net income attributable to non-controlling interest	6.2	8.0	4.3
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	149.2	134.8	(80.4)
Currency translation adjustments	(161.8)	(68.8)	89.7
Change in derivative financial instruments	3.3	1.1	(0.9)
Deferred taxes	(46.8)	(30.2)	18.1
Total other comprehensive income (loss)	(56.1)	36.9	26.5

Comprehensive income	$632.1	$800.2	$778.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

at November 30 (millions)	2022	2021
Assets
Cash and cash equivalents	$334.0	$351.7
Trade accounts receivable, net of allowances	573.7	549.5
Inventories	1,340.1	1,182.3
Prepaid expenses and other current assets	138.9	112.3
Total current assets	2,386.7	2,195.8
Property, plant and equipment, net	1,198.0	1,140.3
Goodwill	5,212.9	5,335.8
Intangible assets, net	3,387.9	3,452.5
Other long-term assets	939.4	781.4
Total assets	$13,124.9	$12,905.8
Liabilities
Short-term borrowings	$1,236.7	$539.1
Current portion of long-term debt	270.6	770.3
Trade accounts payable	1,171.0	1,064.2
Other accrued liabilities	754.1	850.2
Total current liabilities	3,432.4	3,223.8
Long-term debt	3,642.3	3,973.3
Deferred taxes	866.3	792.3
Other long-term liabilities	484.7	490.9
Total liabilities	8,425.7	8,480.3
Shareholders’ equity
Common stock; authorized 640.0 shares; issued and outstanding: 2022–17.4 shares, 2021–17.8 shares	568.6	530.0
Common stock non-voting; authorized 640.0 shares; issued and outstanding: 2022–250.6 shares, 2021–249.5 shares	1,570.0	1,525.1
Retained earnings	3,022.5	2,782.4
Accumulated other comprehensive loss	(480.6)	(426.5)
Total McCormick shareholders’ equity	4,680.5	4,411.0
Non-controlling interests	18.7	14.5
Total shareholders’ equity	4,699.2	4,425.5
Total liabilities and shareholders’ equity	$13,124.9	$12,905.8
See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENTS

for the year ended November 30 (millions)	2022	2021	2020
Operating activities
Net income	$682.0	$755.3	$747.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200.6	186.3	165.0
Stock-based compensation	60.3	66.6	46.0
Gain on the sale of a business and intangible asset	(63.2)	—	—
Asset impairments included in special charges	10.0	17.2	—
Amortization of inventory fair value adjustments associated with acquisitions	—	6.3	—
(Gain) loss on sale of assets	(0.5)	0.2	3.0
Deferred income tax expense (benefit)	21.8	36.0	(11.2)
Income from unconsolidated operations	(37.8)	(52.2)	(40.8)
Changes in operating assets and liabilities (net of effect of businesses acquired and disposed):
Trade accounts receivable	(45.8)	(22.6)	4.8
Inventories	(205.3)	(153.7)	(200.2)
Trade accounts payable	125.3	34.9	164.2
Other assets and liabilities	(129.9)	(81.4)	133.8
Dividends received from unconsolidated affiliates	34.0	35.4	29.3
Net cash provided by operating activities	651.5	828.3	1,041.3
Investing activities
Acquisitions of businesses (net of cash acquired)	—	(706.4)	(803.0)
Proceeds from sale of business	95.2	—	—
Proceeds from sale of unconsolidated operation	—	65.4	—
Proceeds from sale of intangible asset	13.6	—	—
Capital expenditures (including expenditures for capitalized software)	(262.0)	(278.0)	(225.3)
Other investing activities	6.8	10.4	2.7
Net cash used in investing activities	(146.4)	(908.6)	(1,025.6)
Financing activities
Short-term borrowings (repayments), net	698.3	(346.7)	286.5
Proceeds from issuances of long-term debt	—	1,001.5	527.0
Payment of debt issuance costs	—	(1.9)	(1.1)
Long-term debt repayments	(772.0)	(257.1)	(257.7)
Proceeds from exercised stock options	41.4	13.5	56.6
Taxes withheld and paid on employee stock awards	(19.4)	(15.4)	(13.0)
Common stock acquired by purchase	(38.8)	(8.6)	(47.3)
Dividends paid	(396.7)	(363.3)	(330.1)
Net cash (used in) provided by financing activities	(487.2)	22.0	220.9
Effect of exchange rate changes on cash and cash equivalents	(35.6)	(13.6)	31.6
(Decrease) increase in cash and cash equivalents	(17.7)	(71.9)	268.2
Cash and cash equivalents at beginning of year	351.7	423.6	155.4
Cash and cash equivalents at end of year	$334.0	$351.7	$423.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2019	18.6	247.2	$1,888.6	$2,055.8	$(500.2)	$12.5	$3,456.7
Net income			—	747.4	—	—	747.4
Net income attributable to non-controlling interest			—	—	—	4.3	4.3
Other comprehensive income (loss), net of tax			—	—	29.4	(2.9)	26.5
Dividends			—	(338.5)	—	—	(338.5)
Stock-based compensation			46.0	—	—	—	46.0
Shares purchased and retired	(0.3)	(0.2)	(13.6)	(49.1)	—	—	(62.7)
Shares issued	1.6	—	60.3	—	—	—	60.3
Equal exchange	(1.9)	1.9	—	—	—	—	—
Balance, November 30, 2020	18.0	248.9	$1,981.3	$2,415.6	$(470.8)	$13.9	$3,940.0
Net income			—	755.3	—	—	755.3
Net income attributable to non-controlling interest			—	—	—	8.0	8.0
Other comprehensive income (loss), net of tax			—	—	44.3	(7.4)	36.9
Dividends			—	(371.5)	—	—	(371.5)
Stock-based compensation			66.6	—	—	—	66.6
Shares purchased and retired	(0.3)	—	(7.8)	(17.0)	—	—	(24.8)
Shares issued	0.7	—	15.0	—	—	—	15.0
Equal exchange	(0.6)	0.6	—	—	—	—	—
Balance, November 30, 2021	17.8	249.5	$2,055.1	$2,782.4	$(426.5)	$14.5	$4,425.5
Net income				682.0	—	—	682.0
Net income attributable to non-controlling interest			—	—	—	6.2	6.2
Other comprehensive loss, net of tax			—	—	(54.1)	(2.0)	(56.1)
Dividends			—	(402.3)	—	—	(402.3)
Stock-based compensation			60.3	—	—	—	60.3
Shares purchased and retired	(0.7)	—	(20.0)	(39.6)	—	—	(59.6)
Shares issued	1.4	—	43.2	—	—	—	43.2
Equal exchange	(1.1)	1.1	—	—	—	—	—
Balance, November 30, 2022	17.4	250.6	$2,138.6	$3,022.5	$(480.6)	$18.7	$4,699.2
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
Foreign Currency Translation
For majority-owned or controlled subsidiaries and affiliates, if located outside of the U.S., with functional currencies other than the U.S. dollar, asset and liability accounts are translated at the rates of exchange at the balance sheet date and the resultant translation adjustments are included in accumulated other comprehensive income (loss), a separate component of shareholders’ equity. Income and expense items are translated at average monthly rates of exchange. Gains and losses from foreign currency transactions of these majority-owned or controlled subsidiaries and affiliates — that is, transactions denominated in other than their functional currency — other than intercompany transactions designated as long-term investments, are included in net income.

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
Property, Plant and Equipment
Property, plant and equipment is stated at historical cost and depreciated over its estimated useful life using the straight-line method for financial reporting and both accelerated and straight-line methods for tax reporting. The estimated useful lives range from 20 to 50 years for buildings and 3 to 15 years for machinery, equipment and other assets. Assets leased under finance leases are depreciated over the shorter of the lease term or their estimated useful lives unless it is reasonably certain that we will obtain ownership by the end of the lease term. Repairs and maintenance costs are expensed as incurred.
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

The net book value of capitalized software totaled $160.6 million and $141.1 million at November 30, 2022 and 2021, respectively. Capitalized software is classified within "Other long-term assets" in the consolidated balance sheet. Software is amortized using the straight-line method over estimated useful lives ranging from 3 to 13 years, but not exceeding the expected life of the product.
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
Indefinite-lived Intangible Asset Impairment
Our indefinite-lived intangible assets consist of acquired brand names and trademarks. We estimate fair value by using a relief-from-royalty method and then compare that to the carrying amount of the indefinite-lived intangible asset. If the carrying amount of the indefinite-lived intangible asset exceeds its estimated fair value, an impairment charge would be recorded to the extent the recorded indefinite-lived intangible asset exceeds the fair value.
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
Revenue Recognition

We manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food industry—retailers, food manufacturers and foodservice businesses. Our revenue arrangements generally include a single performance obligation relating to the fulfillment of a customer order, which in some cases are governed by a master sales agreement, for the purchase of our products. We recognize revenue at a point in time when control of the ordered products passes to the customer, which principally occurs either upon shipment or delivery to the customer or upon pick-up by the customer, depending upon terms included in the particular customer arrangement. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates and returns, are estimated at the time of sale. All taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer for sales, value added and other excise taxes are excluded from net sales. We account for product shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service with costs for these activities recorded within Cost of goods sold. We expense any incremental costs of obtaining a contract when the contract is for a period of one year or less.

Amounts billed and due from our customers are classified as accounts receivable on the balance sheet and require payment on a short-term basis. Our allowance for doubtful accounts represents our estimate of probable non-payments and credit losses in our existing receivables, as determined based on a review of past due balances and other specific account data.

The following table sets forth our net sales by the Americas, Europe, Middle East and Africa (EMEA) and Asia/Pacific (APAC) geographic regions:

(millions)	Americas	EMEA	APAC	Total
2022
Net sales	$4,551.7	$1,116.4	$682.4	$6,350.5
2021
Net sales	$4,396.1	$1,191.3	$730.5	$6,317.9
2020
Net sales	$3,974.9	$1,046.7	$579.7	$5,601.3
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

Significant Judgments
Sales are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. Where applicable, future reimbursements are estimated based on a combination of historical patterns and the Company's then-current expectations regarding what was earned through these programs as of the balance sheet date. Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one-year or shorter duration. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. The adjustments recognized during the year ended November 30, 2022, 2021 and 2020 resulting from updated estimates of revenue for prior year product sales were not significant. The unsettled portion remaining in accrued liabilities for these activities was $181.0 million and $189.3 million at November 30, 2022 and 2021, respectively.
Shipping and Handling
Shipping and handling costs on our products sold to customers related to activities that occur before the customer has obtained control of a good are included in cost of goods sold in the consolidated income statement.
Brand Marketing Support

Total brand marketing support costs, which are included in our consolidated income statement in the line entitled "Selling, general and administrative expense", were $240.4 million, $237.8 million and $230.3 million for 2022, 2021 and 2020, respectively. Brand marketing support costs include advertising and promotions but exclude trade funds paid to customers for such activities. All trade funds paid to customers are reflected in the consolidated income statement as a reduction of net sales. Promotion costs include public relations, shopper marketing, social marketing activities, general consumer promotion activities and depreciation of assets used in these promotional activities. Advertising costs include the development, production and communication of advertisements through television, digital, print and radio. Development and production costs are expensed in the period in which the advertisement is first run. All other costs of advertising are expensed as incurred. Advertising expense was $187.2 million, $182.6 million and $174.8 million for 2022, 2021 and 2020, respectively.
Research and Development
Research and development costs are expensed as incurred and are included in our consolidated income statement in the line entitled "Selling, general and administrative expense." Research and development expense was $87.5 million, $87.3 million and $68.6 million for 2022, 2021 and 2020, respectively.
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
Derivative Instruments
We record all derivatives on our balance sheet at fair value. The fair value of derivative instruments is recorded in our consolidated balance sheet on the lines entitled “Other current assets", "Other long-term assets", "Other accrued liabilities" or "Other long-term liabilities" depending on their fair value and maturity. Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in our consolidated income statement in the lines entitled "Other income (expense), net" or "Interest expense." In our consolidated cash flow statement, settlements of cash flow and fair value hedges are classified as operating activities; settlements of all other derivative instruments, including instruments for which hedge accounting has been discontinued, are classified consistent with the nature of the instruments.

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

In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that provides optional expedients for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR) or other reference rates expected to be discontinued. These optional expedients can be applied from March 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. Arrangements that were entered into during the year ended November 30, 2022, including our new revolving credit facility expiring in July 2023, fixed to variable interest rate swaps expiring in April 2030, and cross-currency interest rate swaps expiring in April 2030, no longer use LIBOR as a reference rate. LIBOR continues to be the reference rate for our variable rate debt, including our revolving credit facility expiring in July 2026, interest rate swaps expiring in November 2025 and August 2027, and the cross-currency interest rate swaps expiring in August 2027. The phase out of LIBOR reference rates will occur at different dates and began on January 1, 2022. Our adoption of this new standard occurred during the year ended November 30, 2022, in conjunction with the first phase-out of a LIBOR reference rate. There was no material impact to our consolidated financial statements, nor do we expect the adoption of this standard to have a material impact on our consolidated financial statements during the LIBOR transition period.
Recently Issued Accounting Pronouncements — Pending Adoption
In September 2022, the FASB issued ASU No. 2022-04: Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a roll forward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding are effective for all interim and annual periods of our fiscal year ending November 30, 2024. The new standard’s requirement to disclose a roll forward of obligations outstanding will be effective for our fiscal year ending November 30, 2025. Early adoption is permitted. We are currently evaluating the impact that this new guidance will have on our consolidated financial statements.
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

	2022	2021	2020
Transaction-related expenses included in cost of goods sold	$—	$6.3	$—
Other transaction expenses	—	13.8	12.4
Integration expenses	2.2	15.2	—
Total transaction and integration expenses	$2.2	$35.3	$12.4
Disposal of Kitchen Basics
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

The following is a summary of special charges recognized for the years ended November 30 (in millions):

	2022	2021	2020
Employee severance and related benefits in the income statement	$33.8	$10.5	$4.1
Other costs in the income statement
Cash	7.4	18.7	2.8
Non-Cash	24.0	17.2	—
Total special charges	$65.2	$46.4	$6.9
Gain on sale of exited brand	(13.6)	—	—
Special charges included in Cost of goods sold	—	4.7	—
Total special charges	$51.6	$51.1	$6.9

The following is a summary of special charges by business segments for the years ended November 30 (in millions):

	2022	2021	2020
Consumer segment	$23.9	$36.3	$5.5
Flavor solutions segment	27.7	14.8	1.4
Total special charges	$51.6	$51.1	$6.9
We continue to evaluate changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
During 2022, we recorded $51.6 million of special charges, consisting principally of $23.3 million associated with the exit of our consumer business in Russia, as more fully described below, $21.5 million associated with the transition of a manufacturing facility in EMEA, as more fully described below, and streamlining actions of $8.0 million in the Americas region, and $7.1 million in the EMEA region, and $5.6 million associated with a U.S. voluntary retirement program, as more fully described below. These charges were partially offset by a $13.6 million gain on the sale of our Kohinoor brand, discussed below, as well as a reversal of $2.2 million of estimated costs associated with the exit of our rice product line in India upon settlement of a supply agreement related to that product line. As of November 30, 2022, reserves associated with special charges of $26.7 million are included in "Other accrued liabilities" in our consolidated balance sheet.
In 2022, our Management Committee approved a voluntary retirement plan, which included enhanced separation benefits to certain U.S. employees aged 55 years or older with at least ten years of service to the company. This voluntary retirement plan commenced in November 2022 and participants were required to submit their notifications by December 30, 2022. Upon our receipt of notification from participants through November 30, 2022 that they accepted this plan, we accrued special charges of $5.6 million, consisting of employee severance and related benefits. Upon all eligible employees submitting their notifications by the end of December 2022, the total employee severance and related benefits will total approximately $24 million with the remainder to be recognized during the first quarter of fiscal year 2023. All related payments will be made in fiscal year 2023 as all of the affected employees will leave the company in 2023. The voluntary retirement plan is part of our Global Operating Effectiveness Program.
In 2022, our Management Committee approved the exit of our consumer business in Russia. As a result, during the year, we recognized $23.3 million of special charges. These special charges included a non-cash impairment charge of $10.0 million associated with the Kamis brand name to reduce its carrying value to its estimated fair value, $3.3 million of employee severance and $2.1 million of other related exit costs directly associated with the exit plan, and a non-cash $7.9 million reclassification of the cumulative translation adjustment previously reflected in accumulated other comprehensive income (loss) to earnings associated with the exit of our business in Russia.
In 2022, our Management Committee approved an initiative to consolidate our manufacturing operations in the United Kingdom into a net-zero carbon condiments manufacturing and distribution center facility with state-of-the-art technology. We expect to execute these changes to our supply chain operations and improve profitability, from a combination of lower headcount and non-headcount costs, by consolidating our operations into a scalable platform while expanding our capacity. We expect the cost of the initiative to approximate $40 million—to be recognized as special charges in our consolidated income statement through 2023. Of that $40 million, we expect the costs to include employee severance and related benefits, non-cash accelerated depreciation, equipment relocation costs, decommissioning and other property related lease exit costs, all directly related to the initiative. During 2022, we recognized $12.6 million in severance and related benefits costs, $6.2 million in accelerated depreciation and $2.7 million in third party expenses and other costs.
During 2021, we recorded $51.1 million of special charges, of which $46.4 million was recognized in Special charges and $4.7 million was recognized in Cost of goods sold on our consolidated income statement. Special charges in 2021 consisted principally of $19.5 million associated with our exit of our rice product line in India, as more fully described below, $6.2 million associated with the transition of a manufacturing facility in EMEA, streamlining actions of $10.3 million in the Americas region, $4.8 million in the EMEA region and $0.8 million in the APAC region, and $0.8 million related to our Global Enablement (GE) operating model initiative, together with a non-cash asset impairment charge of $6.0 million associated with an administrative site that was sold in conjunction with our decision to employ a hybrid work environment.
In 2021, we recorded a total of $19.5 million of special charges related to the exit of our Kohinoor rice product line in India. This action principally relates to the discontinuance of Kohinoor's rice business consistent with our focus on higher margin products to enable the business to focus on both its flavor solutions and non-rice consumer business. As a result of the Kohinoor rice product line exit, we determined that an impairment of the Kohinoor brand name had occurred in 2021 and recorded a non-cash impairment charge of $7.4 million reducing its carrying value to zero. Also, as a result of this action, we determined that the value of our customer relationship asset in India was also impaired as a result of the lower level of anticipated sales and recorded a non-cash impairment charge of $3.8 million. We also recorded $3.6 million of employee severance and other related exit costs associated directly associated with the exit plan. In addition, as a result of the Kohinoor product line discontinuance in 2021, we recognized a $4.7 million charge in cost of goods sold, which represents a provision for the excess of the carrying value of rice inventories over the estimated net realizable value of such discontinued inventories and a contractual obligation associated with terminating a rice supply agreement. During 2022, we sold the Kohinoor brand name for $13.6 million, net of costs associated with the sale of $1.4 million, and reflected the gain of $13.6 million associated with this sale within special charges.
During 2020, we recorded $6.9 million of special charges, consisting of (i) $5.3 million related to streamlining actions in our EMEA region, including $3.8 million related to severance and related benefits and $1.0 million of third party expenses and $0.5 million related to other costs; and (ii) $1.6 million related to our GE operating model initiative. Of the $6.9 million in special charges recorded during 2020, approximately $4.8 million were paid in cash, with the remaining accrual paid in 2021.
4.  GOODWILL AND INTANGIBLE ASSETS
The following table displays intangible assets as of November 30:

	2022		2021
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived intangible assets	$536.6	$192.1	$549.6	$164.5
Indefinite-lived intangible assets:
Goodwill	5,212.9	—	5,335.8	—
Brand names and trademarks	3,043.4	—	3,067.4	—
	8,256.3	—	8,403.2	—
Total goodwill and intangible assets	$8,792.9	$192.1	$8,952.8	$164.5

As more fully described in note 3, in 2022, we exited our consumer business in Russia and recognized a non-cash impairment charge of $10.0 million associated with the Kamis brand name to reduce its carrying value to its estimated fair value. Also as more fully described in note 3, we exited our Kohinoor rice product line in India in 2021 and recorded non-cash impairment charges of $7.4 million and $3.8 million associated with the Kohinoor brand name and customer relationship asset in India, respectively.

Intangible asset amortization expense was $35.1 million, $35.6 million and $20.2 million for 2022, 2021 and 2020, respectively. At November 30, 2022, definite-lived intangible assets had a weighted-average remaining life of approximately 11 years.
The changes in the carrying amount of goodwill by segment for the years ended November 30 were as follows:

	2022		2021
(millions)	Consumer	Flavor Solutions	Consumer	Flavor Solutions
Beginning of year	$3,674.7	$1,661.1	$3,711.2	$1,275.1
Increase from acquisition	—	—	—	389.7
Changes in preliminary purchase price allocation	—	—	0.5	0.3
Decrease from sale of business (1)	(21.5)	—	—	—
Foreign currency fluctuations	(85.0)	(16.4)	(37.0)	(4.0)
End of year	$3,568.2	$1,644.7	$3,674.7	$1,661.1
(1) The sale of Kitchen basics is further described in note 2.
The December 2020 FONA acquisition resulted in the allocation of $389.7 million of goodwill to the flavor solutions segment.
5.  INVESTMENTS IN AFFILIATES
Income from unconsolidated operations was $37.8 million, $52.2 million, and $40.8 million in 2022, 2021 and 2020, respectively. Income from unconsolidated operations in 2021 includes a gain on a sale of unconsolidated operations of $13.4 million as described below. Our principal earnings from unconsolidated affiliates are from our 50% interest in McCormick de Mexico, S.A. de C.V. Profit from this joint venture represented 84% of income from unconsolidated operations in 2022, 62% in 2021 and 75% in 2020. The relative impact of McCormick de Mexico, S.A. de C.V. on income from unconsolidated operations in 2021 was impacted by the gain on our sale of an unconsolidated operation.

Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2022	2021	2020
Net sales	$998.1	$925.1	$870.3
Gross profit	338.1	328.8	318.0
Net income	86.5	95.8	93.7
Current assets	$494.8	$464.2	$421.7
Noncurrent assets	109.7	105.8	126.2
Current liabilities	257.7	218.5	192.3
Noncurrent liabilities	8.4	9.0	12.2
Royalty income from unconsolidated affiliates was $27.3 million, $22.8 million and $19.5 million for 2022, 2021 and 2020, respectively.
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
6.  FINANCING ARRANGEMENTS
Our outstanding debt, including finance leases, was as follows at November 30:

(millions)	2022	2021
Short-term borrowings
Commercial paper	$1,224.6	$530.8
Other	12.1	8.3
	$1,236.7	$539.1
Weighted-average interest rate of short-term borrowings at year-end	4.2%	0.2%

Long-term debt
2.70% notes due 8/15/2022	$—	$750.0
3.50% notes due 9/1/2023(1)	250.0	250.0
3.15% notes due 8/15/2024	700.0	700.0
3.25% notes due 11/15/2025(2)	250.0	250.0
0.90% notes due 2/15/2026	500.0	500.0
3.40% notes due 8/15/2027(3)	750.0	750.0
2.50% notes due 4/15/2030(4)	500.0	500.0
1.85% notes due 2/15/2031	500.0	500.0
4.20% notes due 8/15/2047	300.0	300.0
7.63%–8.12% notes due 2024	55.0	55.0
Other, including finance leases	176.1	199.2
Unamortized discounts, premiums, debt issuance costs and fair value adjustments(5)	(68.2)	(10.6)
	3,912.9	4,743.6
Less current portion	270.6	770.3
	$3,642.3	$3,973.3

(1)Interest rate swaps, settled upon the issuance of these notes, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.30%.
(2)Interest rate swaps, settled upon the issuance of these notes, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.45%. The fixed interest rate on $100 million of the 3.25% notes due in 2025 is effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on 3-month LIBOR plus 1.22% with an effective variable rate of 5.83% as of November 30, 2022.
(3)Interest rate swaps, settled upon the issuance of these notes, effectively set the interest rate on the $750 million notes at a weighted-average fixed rate of 3.44%. The fixed interest rate on $250 million of the 3.40% notes due in 2027 is effectively converted to a variable rate by interest rate swaps through 2027. Net interest payments are based on 3-month LIBOR plus 0.685% with an effective rate of 5.29% as of November 30, 2022.
(4)Interest rate swaps, settled upon the issuance of these notes, effectively set the interest rate on the $500 million notes at a weighted-average fixed rate of 2.62%. The fixed interest rate on $250 million of the 2.50% notes due in 2030 is effectively converted to a variable rate by interest rate swaps through 2030. Net interest payments are based on USD SOFR plus 0.684% with an effective rate of 4.94% as of November 30, 2022.
(5)Includes unamortized discounts, premiums and debt issuance costs of $(25.9) million and $(31.8) million as of November 30, 2022 and 2021, respectively.  Includes fair value adjustment associated with interest rate swaps designated as fair value hedges of $(42.3) million and $21.2 million as of November 30, 2022 and 2021, respectively.
Maturities of long-term debt, including finance leases, during the fiscal years subsequent to November 30, 2022 are as follows (in millions):

2023	$270.6
2024	796.9
2025	269.7
2026	509.2
2027	759.6
Thereafter	1,375.1
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
We have available credit facilities with domestic and foreign banks for various purposes. Some of these lines are committed lines and others are uncommitted lines and could be withdrawn at various times. Our committed lines include a five-year $1.5 billion revolving credit facility, which will expire in June 2026 and a 364-day $500 million revolving credit facility, which was entered into in July 2022 and will expire in July 2023. The current pricing for the five-year credit facility, on a fully drawn basis, is LIBOR plus 1.25%. The pricing of that credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to LIBOR plus 1.75%. The current pricing for the 364-day credit facility, on a fully drawn basis, is Secured Overnight Financing Rate (SOFR) plus 1.23%. The pricing of that credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to SOFR plus 1.60%. These credit facilities require a fee, and commitment fees were $2.1 million, $2.0 million and $1.3 million for 2022, 2021, and 2020, respectively.
These credit facilities support our commercial paper program and, after $1,224.6 million was used to support issued commercial paper, we have $775.4 million of capacity at November 30, 2022. The provisions of these revolving credit facilities restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. As of November 30, 2022, our capacity under both revolving credit facilities was not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facilities for the foreseeable future.
In addition, we have several uncommitted lines totaling $302.5 million, which have a total unused capacity at November 30, 2022 of $232.6 million. These lines, by their nature, can be withdrawn based on the lenders’ discretion.
At November 30, 2022, we had no outstanding guarantees with terms of one year or less. As of November 30, 2022 and 2021, we had outstanding letters of credit of $60.8 million and $63.7 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The unused portion of our letter of credit facility was $13.6 million at November 30, 2022.
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
The following presents the components of our lease expense for the years ended November 30 (in millions):

	2022	2021	2020
Operating lease cost	$47.0	$45.0	$41.2
Finance lease cost:
Amortization of ROU assets	9.0	9.0	9.0
Interest on lease liabilities	4.1	4.3	4.5
Net lease cost	$60.1	$58.3	$54.7

(1) Net lease cost does not include short-term leases, variable lease costs or sublease income, all of which are immaterial.

Supplemental balance sheet information related to leases as of November 30 were as follows (in millions):

Leases	Classification	2022	2021
Assets:
Operating lease ROU assets	Other long-term assets	$218.9	$136.8
Finance lease ROU assets	Property, plant and equipment, net	103.0	112.1
Total leased assets		$321.9	$248.9

Liabilities:
Current
Operating	Other accrued liabilities	$54.4	$34.3
Finance	Current portion of long-term debt	7.8	7.5
Non-current
Operating	Other long-term liabilities	176.1	106.1
Finance	Long-term debt	110.5	118.2
Total lease liabilities		$348.8	$266.1
In October 2020, we entered into a non-cancellable synthetic lease to consolidate as well as expand our distribution footprint in the mid-Atlantic region. We began to utilize this facility in September 2022. The five-year lease term will expire in November 2027. As of November 30, 2022, the total ROU asset associated with this building was $78.9 million with a related lease obligation of $83.4 million, of which $18.7 million was included in the other accrued liabilities and $64.7 million was included in other long-term liabilities. Rental payments include both a fixed and a variable component. The variable component is based on SOFR plus a margin, based on our credit rating. During the year ended November 30, 2022, we recognized rent expense of $5.2 million related to the leased asset. The lease contains options to negotiate a renewal of the lease or to purchase or request the lessor to sell the facility at the end of the lease term. The lease arrangement contains a residual value guarantee of 76.5% of the lessor’s total construction cost, which approximated $310 million. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities. The lease also contains covenants that are consistent with our revolving credit facilities, as disclosed in note 6.
Our Corporate functions, Americas' leadership, and U.S. staff operate out of our Hunt Valley, Maryland headquarters office building. The 15-year lease for that building began in April 2019 and is recognized as a finance lease. During each of the years ended November 30, 2022, 2021 and 2020, we recognized amortization expense of $8.7 million related to the leased asset. As of November 30, 2022, the total lease obligation associated with this building was $116.4 million, of which $7.6 million was included in the current portion of long-term debt and $108.8 million was included in long-term debt. As of November 30, 2021, the total lease obligation was $123.8 million, of which $7.3 million was included in the current portion of long-term debt and $116.5 million was included in long-term debt.
Information regarding our lease terms and discount rates as of November 30 were as follows:

	2022		2021
	Weighted-average remaining lease term (years)	Weighted-average discount rate	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.8	3.7%	6.8	1.9%
Finance leases	11.9	3.3%	12.9	3.3%

The future maturity of our lease liabilities as of November 30, 2022 were as follows (in millions):

	Operating leases	Finance leases	Total
2023	$58.3	$11.3	$69.6
2024	50.9	11.5	62.4
2025	43.3	11.7	55.0
2026	39.0	11.9	50.9
2027	34.1	12.2	46.3
Thereafter	31.8	89.9	121.7
Total lease payments	257.4	148.5	405.9
Less: Imputed interest	26.9	30.2	57.1
Total lease liabilities	$230.5	$118.3	$348.8

Supplemental cash flow and other information related to leases for the years ended November 30 were as follows (in millions):

	2022	2021
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows used for operating leases	$41.4	$45.4
Operating cash flows used for finance leases	4.1	4.3
Financing cash flows used for finance leases	7.3	7.1
ROU assets obtained in exchange for lease liabilities
Operating leases	$133.8	$47.8

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
At November 30, 2022, we had foreign currency exchange contracts to purchase or sell $560.5 million of foreign currencies as compared to $583.6 million at November 30, 2021. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. All foreign currency exchange contracts outstanding at November

30, 2022 have durations of less than 18 months, including $150.9 million of notional contracts that have durations of less than one month and are used to hedge short-term cash flow funding.
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
Hedges of foreign currency denominated assets and liabilities include contracts with a notional value of $355.5 million and $449.3 million at November 30, 2022 and 2021, respectively. We enter into these fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. Gains and losses from contracts that are designated as hedges of assets, liabilities or firm commitments are recognized through income, offsetting the change in fair value of the hedged item.
We also utilize cross currency interest rate swap contracts that are designated as net investment hedges. Any gains or losses on net investment hedges are included in foreign currency translation adjustments in accumulated other comprehensive loss.
As of November 30, 2022 and 2021, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at three-month U.S. LIBOR plus 0.685% and pay £194.1 million at three-month GBP SONIA plus 0.859% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP SONIA plus 0.859% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross-currency interest rate swap contracts expire in August 2027. In conjunction with the phase-out of LIBOR, during 2022 we amended the terms of this cross currency swap such that, effective February 15, 2022, we now pay and receive at GBP SONIA plus 0.859% (previously GBP LIBOR plus 0.740%).
As of November 30, 2022, we also had cross currency interest rate swap contracts of $250 million notional value to receive $250 million at USD SOFR plus 0.684% and pay £184.1 million at GBP SONIA plus 0.574% and (ii) £184.1 million notional value to receive £184.1 million at GBP SONIA plus 0.574% and pay €219.2 million at Euro ESTR plus 0.667%, both of which expire in April 2030.
Interest Rates
We finance a portion of our operations with both fixed and variable rate debt instruments, primarily commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.
As of November 30, 2022 and 2021, we have outstanding interest rate swap contracts for a notional amount of $600 million and $350 million, respectively. The following is a summary of our outstanding interest rate swaps as of November 30, 2022 and 2021 ($ amounts in millions).

	Fair value hedge of changes in fair value of:
	$250 3.25% notes due 2025	$750 3.40% notes due 2027	$500 2.50% notes due 2030 (1)
Notional	$100.0	$250.0	$250.0
Receive rate	3.25%	3.40%	2.50%
Pay rate	Three-month LIBOR + 1.22%	Three-month LIBOR + 0.685%	SOFR + 0.684%
Expiration	November 2025	August 2027	April 2030
(1) The $250 million notional swap that expires in April 2030 was entered into during 2022.
Any unrealized gain or loss on these swaps was offset by a corresponding increase or decrease in the value of the hedged debt. Hedge ineffectiveness was not material.

The following tables disclose the notional amount and fair values of derivative instruments on our consolidated balance sheet:

As of November 30, 2022:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets/Other long-term assets	$—	$—	Other accrued liabilities	$600.0	$42.4
Foreign exchange contracts	Other current assets	344.9	11.0	Other accrued liabilities	215.6	1.5
Cross currency contracts	Other current assets/Other long-term assets	680.0	44.5	Other long-term liabilities	226.1	8.3
Total			$55.5			$52.2
As of November 30, 2021:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets/Other long-term assets	$350.0	$23.1	Other accrued liabilities	$—	$—
Foreign exchange contracts	Other current assets	380.8	8.3	Other accrued liabilities	202.8	2.8
Cross currency contracts	Other current assets/Other long-term assets	251.0	4.4	Other long-term liabilities	257.5	8.0
Total			$35.8			$10.8
The following tables disclose the impact of derivative instruments on other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our consolidated income statement for the years ended November 30, 2022, 2021 and 2020:

Fair value hedges (millions)
	Income statement location	Income (expense)
Derivative		2022	2021	2020
Interest rate contracts	Interest expense	$4.0	$8.2	$5.2

	Income statement location	Gain (loss) recognized in income				Income statement location	Gain (loss) recognized in income
Derivative		2022	2021	2020	Hedged Item		2022	2021	2020
Foreign exchange contracts	Other income, net	$6.6	$(1.9)	$(4.0)	Intercompany loans	Other income, net	$(6.3)	$2.9	$3.0

Cash flow hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2022	2021	2020		2022	2021	2020
Interest rate contracts	$18.7	$0.3	$—	Interest expense, Other income, net	$19.2	$0.5	$0.5
Foreign exchange contracts	5.3	(2.0)	1.9	Cost of goods sold	1.6	(0.7)	1.6
Total	$24.0	$(1.7)	$1.9		$20.8	$(0.2)	$2.1
In March 2022, we entered into treasury lock arrangements with a notional amount totaling $200 million in order to manage our interest rate risk associated with the anticipated issuance of at least $200 million of fixed rate debt by August 2022. These treasury locks had a maturity date of August 12, 2022 and an average fixed rate of 1.89%. We designated these treasury lock arrangements as cash flow hedges with any unrealized gain, prior to settlement, recognized in accumulated other comprehensive income. In July 2022, we settled the $200 million notional treasury locks upon determining we would not issue fixed rate debt but rather enter into the previously described $500 million

364-day revolving credit facility. The proceeds received upon settlement of these treasury lock arrangements were $18.7 million and were recognized in Other income, net in our consolidated income statements for the year ended November 30, 2022.
The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive income expected to be reclassified into income related to these contracts in the next twelve months is a $3.3 million increase to earnings.

Net investment hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
Derivative	2022	2021	2020		2022	2021	2020
Cross currency contracts	$37.6	$15.5	$(20.8)	Interest expense	$7.3	$1.5	$3.1
For all net investment hedges, no amounts have been reclassified out of other comprehensive income (loss). The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.
Concentrations of Credit Risk
We are potentially exposed to concentrations of credit risk with trade accounts receivable and financial instruments. The customers of our consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. We generally have a large and diverse customer base which limits our concentration of credit risk. At November 30, 2022, we did not have amounts due from any single customer that exceed 10% of consolidated trade accounts receivable. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties and generally do not require collateral. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.
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
•Level 3:   Unobservable inputs that reflect management’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis are as follows:

		Fair value measurements using fair value hierarchy as of November 30, 2022
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$334.0	$334.0	$—
Insurance contracts	110.0	—	110.0
Bonds and other long-term investments	5.1	5.1	—
Foreign currency derivatives	11.0	—	11.0
Cross currency contracts	44.5	—	44.5
Total	$504.6	$339.1	$165.5
Liabilities:
Interest rate derivatives	$42.4	$—	$42.4
Foreign currency derivatives	1.5	—	1.5
Cross currency contracts	8.3	—	8.3
Total	$52.2	$—	$52.2

		Fair value measurements using fair value hierarchy as of November 30, 2021
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$351.7	$351.7	$—
Insurance contracts	132.2	—	132.2
Bonds and other long-term investments	5.1	5.1	—
Interest rate derivatives	23.1	—	23.1
Foreign currency derivatives	8.3	—	8.3
Cross currency contracts	4.4	—	4.4
Total	$524.8	$356.8	$168.0
Liabilities:
Foreign currency derivatives	2.8	—	2.8
Cross currency contracts	8.0	—	8.0
Total	$10.8	$—	$10.8
At November 30, 2022 and 2021, we had no financial assets or liabilities that were subject to a level 3 fair value measurement.
At November 30, 2022 and 2021, the carrying amount of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bond and other long-term investments are equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.
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

The carrying amount and fair value of long-term debt, including the current portion, as of November 30 were as follows:

(millions)	2022		2021
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt (including current portion)	$3,912.9	$3,600.9	$4,743.6	$4,921.5
Level 1 valuation techniques		3,424.8		4,722.3
Level 2 valuation techniques		176.1		199.2
The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.
10.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the components of accumulated other comprehensive loss, net of tax where applicable, as of November 30 (in millions):

	2022	2021
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment (1)	$(405.3)	$(233.3)
Unrealized net gain on foreign currency exchange contracts	3.8	0.6
Unamortized value of settled interest rate swaps	(0.6)	(0.2)
Pension and other postretirement costs	(78.5)	(193.6)
	$(480.6)	$(426.5)
(1)During the year ended November 30, 2022, the foreign currency translation adjustment of accumulated other comprehensive loss increased on a net basis by $172.0 million, inclusive of $37.6 million of unrealized gains associated with net investment hedges. During the year ended November 30, 2021, the foreign currency translation adjustment of accumulated other comprehensive loss increased on a net basis by $59.3 million, inclusive of $15.5 million of unrealized gains associated with net investment hedges. These net investment hedges are more fully described in note 8.
The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the years ended November 30:

(millions)				Affected line items in the consolidated income statement
Accumulated other comprehensive income (loss) components	2022	2021	2020
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.5)	$(0.5)	$(0.5)	Interest expense
Treasury lock contracts (1)	(18.7)	—	—	Other income, net
Foreign exchange contracts	(1.6)	0.7	(1.6)	Cost of goods sold
Total before taxes	(20.8)	0.2	(2.1)
Tax effect	4.9	—	0.5	Income taxes
Net, after tax	$(15.9)	$0.2	$(1.6)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service (credits) costs (2)	$0.3	$0.3	$(4.0)	Other income, net
Amortization of net actuarial losses (2)	9.9	13.9	11.0	Other income, net
Total before taxes	10.2	14.2	7.0
Tax effect	(2.4)	(3.3)	(1.6)	Income taxes
Net, after tax	$7.8	$10.9	$5.4

(1) The settlement of these treasury locks is further described in note 8.
(2) This accumulated other comprehensive income (loss) component is included in the computation of total pension expense and total other postretirement expense (refer to note 11 for additional details).
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
We previously froze the accrual of certain defined benefit pension plans in the U.S. and the United Kingdom with effective dates of the plan being frozen occurring between December 31, 2016 and November 30, 2018. Also, we previously froze the accrual of future benefits under our pension plans in Canada with an effective date of November 30, 2019. Although those plans have been frozen, employees who are participants in the plans retained benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plans.
Included in our consolidated balance sheet as of November 30, 2022 on the line entitled "Accumulated other comprehensive loss" was $98.8 million ($78.5 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension or postretirement benefit cost.
Defined Benefit Pension Plans
The significant assumptions used to determine benefit obligations are as follows as of November 30:

	United States		International
	2022	2021	2022	2021
Discount rate—funded plans	5.4%	2.9%	4.5%	2.1%
Discount rate—unfunded plan	5.4%	2.8%	—%	—%
Salary scale	—%	—%	2.9%	2.9%

The significant assumptions used to determine pension expense for the years ended November 30 are as follows:

	United States			International
	2022	2021	2020	2022	2021	2020
Discount rate—funded plans	2.9%	2.8%	3.4%	2.1%	1.9%	2.2%
Discount rate—unfunded plan	2.8%	2.7%	3.3%	—%	—%	—%
Salary scale	—%	—%	—%	2.9%	2.9%	2.9%
Expected return on plan assets	6.8%	6.8%	6.8%	3.7%	4.1%	4.9%
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
Our pension expense (income) for the years ended November 30 was as follows:

	United States			International
(millions)	2022	2021	2020	2022	2021	2020
Service cost	$3.6	$3.7	$3.2	$0.9	$1.1	$1.3
Interest costs	26.3	25.9	29.3	7.0	7.1	7.5
Expected return on plan assets	(42.8)	(41.1)	(40.6)	(12.3)	(14.0)	(15.3)
Amortization of prior service costs	0.5	0.5	0.5	0.1	0.1	0.1
Amortization of net actuarial loss	8.6	11.0	7.8	1.3	2.2	2.0
Settlement loss	—	—	—	0.3	0.7	1.3
Total pension expense (income)	$(3.8)	$—	$0.2	$(2.7)	$(2.8)	$(3.1)

A roll forward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2022	2021	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$921.5	$958.0	$354.7	$371.7
Service cost	3.6	3.7	0.9	1.1
Interest costs	26.3	25.9	7.0	7.1
Plan amendments	—	—	—	0.5
Actuarial (gain) loss	(221.2)	(21.9)	(101.7)	(7.4)
Benefits paid	(42.7)	(44.2)	(15.7)	(16.6)
Foreign currency impact	—	—	(25.1)	(1.7)
Benefit obligation at end of year	$687.5	$921.5	$220.1	$354.7
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$754.0	$688.2	$398.4	$368.7
Actual return on plan assets	(64.0)	96.6	(79.0)	47.1
Employer contributions	10.4	13.4	1.0	1.6
Benefits paid	(42.7)	(44.2)	(15.7)	(16.6)
Foreign currency impact	—	—	(29.6)	(2.4)
Fair value of plan assets at end of year	$657.7	$754.0	$275.1	$398.4
Funded status	$(29.8)	$(167.5)	$55.0	$43.7
Pension plans in which accumulated benefit obligation exceeded plan assets
Projected benefit obligation	$120.3	$921.5	$14.6	$19.7
Accumulated benefit obligation	116.1	912.3	12.4	16.3
Fair value of plan assets	35.0	754.0	1.5	1.8
The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation or service levels. The accumulated benefit obligation for the U.S. pension plans was $683.2 million and $912.3 million as of November 30, 2022 and 2021, respectively. The accumulated benefit obligation for the international pension plans was $217.9 million and $351.3 million as of November 30, 2022 and 2021, respectively.
Included in the U.S. in the preceding table is a benefit obligation of $80.1 million and $104.2 million for 2022 and 2021, respectively, related to our Supplemental Executive Retirement Plan (SERP). The assets related to this plan, which totaled $74.1 million and $90.3 million as of November 30, 2022 and 2021, respectively, are held in a rabbi trust and accordingly have not been included in the preceding table.
Amounts recorded in the balance sheet for all defined benefit pension plans as of November 30 consist of the following:

	United States		International
(millions)	2022	2021	2022	2021
Non-current pension asset	$55.4	$—	$68.1	$61.6
Accrued pension liability	85.2	167.5	13.1	18.0
Deferred income tax assets	23.9	52.9	0.7	3.9
Accumulated other comprehensive loss, net of tax	73.2	167.8	20.7	32.2
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

The allocations of U.S. pension plan assets as of November 30, by asset category, were as follows:

	Actual		2022
Asset Category	2022	2021	Target
Equity securities	61.6%	62.2%	59.0%
Fixed income securities	20.4%	20.9%	23.2%
Other	18.0%	16.9%	17.8%
Total	100.0%	100.0%	100.0%
The allocations of the international pension plans’ assets as of November 30, by asset category, were as follows:

	Actual		2022
Asset Category	2022	2021	Target
Equity securities	41.0%	40.5%	42.9%
Fixed income securities	58.6%	59.1%	57.1%
Other	0.4%	0.4%	—%
Total	100.0%	100.0%	100.0%
The following tables set forth by level, within the fair value hierarchy as described in note 9, pension plan assets at their fair value as of November 30 for the United States and international plans:

As of November 30, 2022	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$22.5	$22.5	$—
Equity securities:
U.S. equity securities(a)	251.2	136.1	115.1
International equity securities(b)	147.0	136.2	10.8
Fixed income securities:
U.S. government/corporate bonds(c)	72.1	69.8	2.3
High yield bonds(d)	37.4	—	37.4
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	27.6	23.1	4.5
Natural resources (h)	18.0	—	18.0
Total	$576.9	$387.7	$189.2
Investments measured at net asset value(i)
Hedge funds(j)	50.1
Private equity funds(k)	7.3
Private debt funds(l)	23.4
Total investments	$657.7

As of November 30, 2022	International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$1.2	$1.2	$—
International equity securities(b)	112.6	—	112.6
Fixed income securities:
International/government/corporate bonds(e)	147.7	—	147.7
Insurance contracts(f)	13.6	—	13.6
Total investments	$275.1	$1.2	$273.9

As of November 30, 2021	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$34.4	$34.4	$—
Equity securities:
U.S. equity securities(a)	290.7	147.5	143.2
International equity securities(b)	170.2	161.7	8.5
Fixed income securities:
U.S./government/ corporate bonds(c)	86.9	84.4	2.5
High yield bonds(d)	41.0	—	41.0
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	31.4	27.1	4.3
Natural resources (h)	13.3	—	13.3
Total	$669.0	$455.1	$213.9
Investments measured at net asset value(i)
Hedge funds(j)	48.0
Private equity funds(k)	8.3
Private debt funds(l)	28.7
Total investments	$754.0

As of November 30, 2021		International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$1.6	$1.6	$—
International equity securities(b)	161.3	—	161.3
Fixed income securities:
International/government/corporate bonds(e)	214.1	—	214.1
Insurance contracts(f)	21.4	—	21.4
Total investments	$398.4	$1.6	$396.8
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

Equity securities in the U.S. pension plans included McCormick stock with a fair value of $46.2 million (0.6 million shares and 7.0% of total U.S. pension plan assets) and $47.7 million (0.6 million shares and 6.3% of total U.S. pension plan assets) at November 30, 2022 and 2021, respectively. Dividends paid on these shares were $0.8 million and $0.7 million in 2022 and 2021, respectively.
Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. and international plans for the next 10 fiscal years will be as follows:

(millions)	United States	International
2023	$46.2	$11.1
2024	46.7	11.4
2025	48.2	12.2
2026	49.3	12.2
2027	50.6	12.8
2028-2032	254.2	67.0
U.S. Defined Contribution Retirement Plans
For our U.S. qualified and non-qualified defined contribution retirement plans, we match 100% of a participant’s contribution up to the first 3% of the participant’s eligible compensation, and 66.7% of the next 3% of the participant’s salary. In addition, we make contributions of 3% of the participant's eligible compensation for all U.S. employees who are employed on December 31 of each year. Some of our smaller subsidiaries sponsor separate 401(k) retirement plans. Our contributions charged to expense under all U.S. defined contribution retirement plans were $30.5 million, $29.8 million and $30.8 million in 2022, 2021 and 2020, respectively.
At the participants' election, 401(k) retirement plans held 2.6 million shares of McCormick stock, with a fair value of $215.4 million, at November 30, 2022. Dividends paid on the shares held in the 401(k) retirement plans in 2022 and 2021 were $3.9 million in each year.
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
Our other postretirement benefit expense (income) for the years ended November 30 follows:

(millions)	2022	2021	2020
Service cost	$1.8	$2.0	$1.9
Interest costs	1.7	1.6	2.0
Amortization of prior service credits	(0.3)	(0.3)	(4.6)
Amortization of actuarial gains	(0.3)	—	(0.1)
Postretirement benefit expense (income)	$2.9	$3.3	$(0.8)

Roll forwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2022	2021
Change in benefit obligation:
Benefit obligation at beginning of year	$65.9	$70.7
Service cost	1.8	2.0
Interest costs	1.7	1.6
Participant contributions	2.1	2.0
Actuarial (gain) loss	(12.5)	(4.3)
Benefits paid	(6.1)	(6.1)
Benefit obligation at end of year	$52.9	$65.9
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	4.0	4.1
Participant contributions	2.1	2.0
Benefits paid	(6.1)	(6.1)
Fair value of plan assets at end of year	$—	$—
Other postretirement benefit liability	$52.9	$65.9
Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2023	$3.4	$1.7	$5.1
2024	3.5	1.6	5.1
2025	3.6	1.5	5.1
2026	3.6	1.5	5.1
2027	3.6	1.4	5.0
2028-2032	16.3	6.3	22.6
The assumed discount rate in determining the benefit obligation was 5.0% and 2.7% for 2022 and 2021, respectively.
For 2022, the assumed annual rate of increase in the cost of covered health care benefits is 7.5% (6.3% last year). It is assumed to decrease gradually to 4.5% in the year 2034 (4.5% in 2032 last year) and remain at that level thereafter.
12.  STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units (RSUs), stock options, company stock awarded as part of our long-term performance plan (LTPP), and beginning in 2020, price-vested stock options. Total stock-based compensation expense for 2022, 2021 and 2020 was $60.3 million, $66.6 million and $46.0 million, respectively. Total unrecognized stock-based compensation expense related to our RSUs and stock options at November 30, 2022 was $20.1 million and the weighted-average period over which this will be recognized is 1.3 years. Total unrecognized stock-based compensation expense related to our price-vested stock options at November 30, 2022 was $6.4 million and the weighted-average period over which this will be recognized is 1.0 year. Total unrecognized stock-based compensation expense related to our LTPP is variable in nature and is dependent on the company's execution against established performance metrics under performance cycles related to this plan. As of November 30, 2022, we have 5.9 million shares remaining available for future issuance under our RSUs, stock option and LTPP award programs.
The following summarizes the key terms, a summary of activity, and the methods of valuation for each of our stock-based compensation awards.
RSUs
RSUs are valued at the market price of the underlying stock, discounted by foregone dividends, on the date of grant. Substantially all of the RSUs granted vest over a three-year term or, if earlier, upon the retirement eligibility date of the holder.

A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2022		2021		2020
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	563	$69.52	714	$61.74	762	$57.95
Granted	208	94.21	219	86.86	296	67.03
Vested	(251)	71.86	(336)	63.69	(325)	57.56
Forfeited	(40)	85.42	(34)	75.49	(19)	62.96
Outstanding—end of year	480	$77.62	563	$69.52	714	$61.74
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
The per share weighted-average fair value for all options granted was $22.08, $18.36 and $13.27 in 2022, 2021 and 2020, respectively. These fair values were computed using the following range of assumptions for the years ended November 30:

	2022	2021	2020
Risk-free interest rates	0.2 - 2.5%	0.0 - 1.8%	0.0 - 0.6%
Dividend yield	1.5%	1.5%	1.8%
Expected volatility	21.2%	21.3%	22.8%
Expected lives	7.6 years	7.9 years	7.9 years
Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.

A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2022		2021		2020
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	5.0	$59.71	4.5	$53.56	5.2	$48.09
Granted	0.7	97.26	0.8	89.16	0.7	69.31
Exercised	(0.8)	47.58	(0.3)	45.93	(1.4)	41.01
Forfeited	(0.1)	88.40	—	—	—	—
Outstanding—end of year	4.8	67.08	5.0	59.71	4.5	53.56
Exercisable—end of year	3.5	$58.03	3.6	$51.51	3.2	$47.76
As of November 30, 2022, the intrinsic value (the difference between the exercise price and the market price) for all options currently outstanding was $98.7 million and for options currently exercisable was $96.0 million. At November 30, 2022 the differences between options outstanding and options expected to vest and their related weighted-average exercise prices, aggregate intrinsic values and weighted-average remaining lives were not material. The total intrinsic value of all options exercised during the years ended November 30, 2022, 2021 and 2020 was $41.0 million, $10.7 million and $68.4 million, respectively. A summary of our stock options outstanding and exercisable at November 30, 2022 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price
$27.00 - $51.00	1.7	3.4	$46.49	1.7	3.4	$46.49
$51.01 - $75.00	1.6	6.4	65.39	1.4	6.3	64.93
$75.01 - $99.00	1.5	8.8	92.85	0.4	8.4	89.48
	4.8	6.1	$67.08	3.5	5.9	$65.89
Price-Vested Stock Options
In November 2020, we granted approximately 2,482,000 price-vested stock options to certain employees. The price-vested stock options were granted with an exercise price of $93.49 which was equal to the market price of our stock on the date of grant. The price-vested options are not exercisable until a three year service condition is achieved, and will become exercisable after that time period only if the average closing price of our stock price equals or exceeds thresholds of 60%, 80% or 100% appreciation from the exercise price for 30 consecutive trading days within a five-year period from the date of grant. If the options become exercisable, they are exercisable up to 10 years from the date of grant. The options granted were divided equally between the three appreciation thresholds. Employees who retire vest on a pro-rata basis over a three-year period if the market condition is met in the five-year period from the date of grant. If the market conditions are not met in the five-year period from the date of grant, the options do not become exercisable and will be forfeited.
The fair value of the price-vested options was estimated using a lattice model. The per share weighted-average fair value for the price-vested stock options granted was $11.88, $9.26, and $7.05, for the 60%, 80% and 100% appreciation thresholds, respectively. These fair values were computed using the following range of assumptions:

Risk-free interest rates	0.85%
Dividend yield	1.5%
Expected volatility	21.2%
Expected lives	5.6 - 6.2 years

The following is a summary of our Price-Vested Stock Options activity for the years ended November 30:

(shares in thousands)	2022		2021		2020
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Beginning of year	2,193	$9.40	2,482	$9.40	—	$—
Granted	—		15	9.66	2,482	9.40
Forfeited	(86)	9.40	(304)	9.41	—	—
Outstanding—end of year	2,107	$9.40	2,193	$9.40	2,482	$9.40
As of November 30, 2022, 2021, and 2020, the outstanding options are divided equally between the three appreciation thresholds.
LTPP
LTPP awards granted in 2022, 2021 and 2020 will be delivered in company stock, with the award attainment calculated as a percentage of target based on a combination of a performance-based component and a market-based total shareholder return. These awards are valued based on the fair value of the underlying stock on the date of grant.
A summary of the LTPP award activity for the years ended November 30 follows:

(shares in thousands)	2022		2021		2020
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	497	$83.74	382	$71.20	392	$57.98
Granted	152	95.00	141	98.30	130	86.14
Vested	(251)	75.26	(124)	51.73	(88)	44.98
Performance adjustment	59	86.14	126	75.26	(44)	50.95
Forfeited	(6)	95.37	(28)	90.32	(8)	65.68
Outstanding—end of year	451	$106.32	497	$83.74	382	$71.20

13. INCOME TAXES
The provision for income taxes for the years ended November 30 consists of the following:

(millions)	2022	2021	2020
Income taxes
Current
Federal	$62.8	$71.7	$98.3
State	14.8	14.0	14.8
International	69.2	71.0	73.0
	146.8	156.7	186.1
Deferred
Federal	37.1	23.5	4.6
State	(3.2)	16.8	0.5
International	(12.1)	(4.3)	(16.3)
	21.8	36.0	(11.2)
Total income tax expense (benefit)	$168.6	$192.7	$174.9
The components of income from consolidated operations before income taxes for the years ended November 30 follow:

(millions)	2022	2021	2020
Pretax income
United States	$600.7	$588.1	$624.3
International	212.1	307.7	257.2
	$812.8	$895.8	$881.5
A reconciliation of the U.S. federal statutory rate with the effective tax rate for the years ended November 30 follows:

	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	1.2	1.6	1.5
International tax at different effective rates	(0.1)	0.8	1.3
U.S. tax on remitted and unremitted earnings	0.6	0.1	0.8
Stock compensation expense	(1.1)	(0.4)	(1.5)
Changes in prior year tax contingencies	(0.8)	(2.5)	(0.3)
Acquisition-related state tax rate change, net of federal benefits	—	1.2	—
Valuation allowance release	(0.6)	(0.5)	(1.4)
Intra-entity asset transfer	—	—	(1.1)
Other, net	0.5	0.2	(0.5)
Total	20.7%	21.5%	19.8%

Deferred tax assets and liabilities are comprised of the following as of November 30:

(millions)	2022	2021
Deferred tax assets
Employee benefit liabilities	$49.9	$91.2
Other accrued liabilities	36.1	39.8
Inventory	17.4	12.9
Tax loss and credit carryforwards	59.7	56.6
Lease liabilities	18.1	33.3
Other	22.7	21.7
Valuation allowance	(26.4)	(32.7)
	177.5	222.8
Deferred tax liabilities
Depreciation	93.0	97.5
Intangible assets	847.4	841.3
Lease ROU assets	12.3	3.3
Other	18.6	5.9
	971.3	948.0
Net deferred tax liability	$(793.8)	$(725.2)
At November 30, 2022, we have tax loss carryforwards of $162.6 million. Of these carryforwards, $5.1 million expire in 2023, $16.1 million from 2024 through 2025, $54.6 million from 2026 through 2039, and $86.8 million may be carried forward indefinitely. At November 30, 2022, we also have U.S. foreign tax credit carryforwards of $7.0 million, $3.9 million, and $5.3 million which expire in 2030, 2031, and 2032, respectively.
A valuation allowance has been provided to cover deferred tax assets that are not more likely than not realizable. The net decrease of $6.3 million in the valuation allowance from November 30, 2021 to November 30, 2022 resulted primarily from the net decrease of valuation allowances for net operating losses and other tax attributes in the U.S. and certain non-U.S. jurisdictions.
Our intent is to continue to reinvest undistributed earnings of our non-U.S. subsidiaries and joint ventures indefinitely. As of November 30, 2022, we have $1.4 billion of earnings that are considered indefinitely reinvested. We have not provided any deferred taxes with respect to items such as foreign withholding taxes, other income taxes, or foreign exchange gain or loss. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30:

(millions)	2022	2021	2020
Balance at beginning of year	$26.8	$39.3	$32.0
Additions for current year tax positions	4.7	4.8	7.8
Additions for prior year tax positions	0.1	0.1	2.5
Reductions of prior year tax positions	(0.8)	(11.6)	—
Statute expirations	(5.0)	(6.0)	(4.2)
Settlements	—	(0.2)	—
Foreign currency translation	(0.7)	0.4	1.2
Balance at November 30	$25.1	$26.8	$39.3
As of November 30, 2022, 2021, and 2020, if recognized, $25.1 million, $26.8 million, and $39.3 million, respectively, of the unrecognized tax benefits would affect the effective rate.
We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty expense (benefit) of $0.2 million, $(3.7) million, and $0.8 million in 2022, 2021, and 2020, respectively. As of November 30, 2022 and 2021, we had accrued $4.7 million and $4.7 million, respectively, of interest and penalties related to unrecognized tax benefits.

Tax settlements or statute of limitation expirations could result in a change to our uncertain tax positions. We believe that the reasonably possible total amount of unrecognized tax benefits as of November 30, 2022 that could decrease in the next 12 months as a result of various statute expirations, audit closures and/or tax settlements would not be material.

We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In the U.S federal jurisdiction, we are no longer subject to income tax audits by taxing authorities for years before 2019. In other major jurisdictions, we are no longer subject to income tax audits by taxing authorities for years before 2014.
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
The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30 follows:

(millions)	2022	2021	2020
Average shares outstanding—basic	268.2	267.3	266.5
Effect of dilutive securities:
Stock options/RSUs/LTPP	2.0	2.6	2.6
Average shares outstanding—diluted	270.2	269.9	269.1
The following table sets forth the stock options and RSUs for the years ended November 30 which were not considered in our earnings per share calculation since they were antidilutive:

(millions)	2022	2021	2020
Antidilutive securities	0.9	0.6	0.1

15.  COMMITMENTS AND CONTINGENCIES
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2022 and 2021, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we do not expect the outcome of the matters currently pending will have a material adverse effect on our financial statements.

16.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
Business Segments
We operate in two business segments: consumer and flavor solutions. The consumer and flavor solutions segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French's,” “Frank's RedHot,” “Lawry’s,” “Zatarain’s,” “Simply Asia,” “Thai Kitchen,” “Ducros,” “Vahiné,” "Cholula," “Schwartz,” “Club House,” “Kamis,” "DaQiao," "La Drogheria," "Stubb's," "OLD BAY" and "Gourmet Garden." Our flavor solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors, with the exception of our businesses in China and, prior to 2022, India, where foodservice sales are managed by and reported in our consumer segment.
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
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for approximately 12%, 11% and 12% of consolidated sales in 2022, 2021, and 2020, respectively. Sales to one of our flavor solutions segment customers, PepsiCo, Inc., accounted for approximately 11% of consolidated sales in 2022, 2021, and 2020.
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

Business Segment Results

(millions)	Consumer	Flavor Solutions	Total segments	Corporate & other	Total
2022
Net sales	$3,757.9	$2,592.6	$6,350.5	$—	$6,350.5
Operating income excluding special charges and transaction and integration expenses	710.7	206.7	917.4	—	917.4
Income from unconsolidated operations	33.1	4.7	37.8	—	37.8
Assets	—	—	12,332.9	792.0	13,124.9
Capital expenditures	—	—	220.1	41.9	262.0
Depreciation and amortization	—	—	153.4	47.2	200.6
2021
Net sales	$3,937.5	$2,380.4	$6,317.9	$—	$6,317.9
Operating income excluding special charges and transaction and integration expenses	804.9	296.6	1,101.5	—	1,101.5
Income from unconsolidated operations	47.8	4.4	52.2	—	52.2
Assets	—	—	12,185.1	720.7	12,905.8
Capital expenditures	—	—	227.6	50.4	278.0
Depreciation and amortization	—	—	147.0	39.3	186.3
2020
Net sales	$3,596.7	$2,004.6	$5,601.3	$—	$5,601.3
Operating income excluding special charges and transaction and integration expenses	780.9	237.9	1,018.8	—	1,018.8
Income from unconsolidated operations	34.1	6.7	40.8	—	40.8
Assets	—	—	11,339.2	750.5	12,089.7
Capital expenditures	—	—	150.1	75.2	225.3
Depreciation and amortization	—	—	123.9	41.1	165.0

A reconciliation of operating income excluding special charges and transaction and integration expenses, to operating income for 2022, 2021 and 2020 is as follows:

(millions)	Consumer	Flavor Solutions	Total
2022
Operating income excluding special charges and transaction and integration expenses	$710.7	$206.7	$917.4
Less: Special charges	23.9	27.7	51.6
Less: Transaction and integration expenses	—	2.2	2.2
Operating income	$686.8	$176.8	$863.6

2021
Operating income excluding special charges and transaction and integration expenses	$804.9	$296.6	$1,101.5
Less: Special charges and transaction-related expenses included in cost of goods sold	8.7	2.3	11.0
Less: Other special charges	31.5	14.9	46.4
Less: Other transaction and integration expenses	7.8	21.2	29.0
Operating income	$756.9	$258.2	$1,015.1

2020
Operating income excluding special charges and transaction and integration expenses	$780.9	$237.9	$1,018.8
Less: Special charges	5.5	1.4	6.9
Less: Transaction and integration expenses	7.5	4.9	12.4
Operating income	$767.9	$231.6	$999.5

Geographic Areas
We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2022
Net sales	$3,921.3	$1,116.4	$1,312.8	$6,350.5
Long-lived assets	7,892.5	1,051.7	854.6	9,798.8
2021
Net sales	$3,817.5	$1,191.3	$1,309.1	$6,317.9
Long-lived assets	7,872.2	1,146.6	909.8	9,928.6
2020
Net sales	$3,445.9	$1,046.7	$1,108.7	$5,601.3
Long-lived assets	7,202.0	1,135.6	916.5	9,254.1
Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.

17.  SUPPLEMENTAL FINANCIAL STATEMENT DATA
Supplemental consolidated information with respect to our income statement, balance sheet and cash flow follow:

For the year ended November 30 (millions)	2022	2021	2020
Other income, net
Gain on sale of business (1)	$49.6	$—	$—
Gain on settlement of treasury locks (2)	18.7	—	—
Pension and other postretirement benefit income	9.6	6.4	10.0
Interest income	17.8	9.3	7.8
Other	2.6	1.6	(0.2)
	$98.3	$17.3	$17.6
(1) The sale of Kitchen Basics is further described in note 2.
(2) The settlement of these treasury locks is further described in note 8.

At November 30 (millions)	2022	2021
Trade accounts receivable allowance for doubtful accounts	$7.3	$5.2
Inventories
Finished products	$649.0	$556.2
Raw materials and work-in-process	691.1	626.1
	$1,340.1	$1,182.3
Prepaid expenses	$61.7	$41.7
Other current assets	77.2	70.6
	$138.9	$112.3
Property, plant and equipment
Land and improvements	$90.1	$95.1
Buildings (including finance leases)	738.8	694.7
Machinery, equipment and other	1,265.4	1,200.5
Construction-in-progress	238.7	211.9
Accumulated depreciation	(1,135.0)	(1,061.9)
	$1,198.0	$1,140.3
Other long-term assets
Investments in affiliates	$167.9	$164.0
Long-term investments	115.1	137.3
Right of use asset	218.9	136.8
Software, net of accumulated amortization of $251.6 for 2022 and $248.5 for 2021	160.6	141.1
Pension asset	123.5	61.6
Other	153.4	140.6
	$939.4	$781.4
Other accrued liabilities
Payroll and employee benefits	$141.9	$229.4
Sales allowances	181.0	189.3
Dividends payable	104.6	99.0
Other	326.6	332.5
	$754.1	$850.2
Other long-term liabilities
Pension	$92.0	$179.4
Postretirement benefits	47.6	60.8
Operating lease liability	176.1	106.1
Unrecognized tax benefits	29.6	31.0
Other	139.4	113.6
	$484.7	$490.9

For the year ended November 30 (millions)	2022	2021	2020
Depreciation	$136.3	$124.6	$121.1
Software amortization	18.9	12.6	12.4
Interest paid	148.8	135.7	134.1
Income taxes paid	192.4	179.3	183.3

Dividends paid per share were $1.48 in 2022, $1.36 in 2021 and $1.24 in 2020. Dividends declared per share were $1.50 in 2022, $1.39 in 2021, and $1.27 in 2020.
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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2022 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and "Report of Independent Registered Public Accounting Firm.”
ITEM 9B.  OTHER INFORMATION
None.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is set forth in the sections titled “Corporate Governance” and “Election of Directors” in our 2023 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation and Human Capital Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Retirement Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation and Human Capital Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2023 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2023 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2023 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Baltimore, Maryland, PCAOB ID: 00042.
Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee" and "Fees of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
List of documents filed as part of this Report.
1.  Consolidated Financial Statements
The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Reports of Ernst & Young LLP dated January 26, 2023, are included herein in Part II, Item 8.
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

(v)
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

(vii)
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

(x)
Form of 0.90% Notes due 2026, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.

(xi)
Form of 1.85% Notes due 2031, incorporated by reference from Exhibit 4.3 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.

(xii)
Description of Securities of McCormick & Company, Incorporated, incorporated by reference from Exhibit 4(xiii) of McCormick’s Form 10-K for the fiscal year ended November 30, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on January 27, 2022.

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

	Exhibit Number	Description
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
The 2022 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2022.*

(vii)
Amendment No. 1 to the 2022 Omnibus Incentive Plan is incorporated by reference from Exhibit 10(vii) of McCormick's Form 10-Q for the quarter ended May 31, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on June 29, 2022.*

(viii)
Form of Long-Term Performance Plan Agreement, incorporated by reference from Exhibit 10(i) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*

(ix)
Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10(ii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*

(x)
Form of Restricted Stock Units Agreement for Directors, incorporated by reference from Exhibit 10(iii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*

(xi)
Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(iv) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*

(xii)
Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(v) of McCormick's Form 8-K/A, as amended, March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*

(xiii)
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

(i)
Certification of Lawrence E. Kurzius, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)
Certification of Michael R. Smith, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)		Section 1350 Certifications	Filed herewith

(i)
Certification of Lawrence E. Kurzius, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)
Certification of Michael R. Smith, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(101)		The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2022, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Cash Flow Statements; and (vi) Notes to Consolidated Financial Statements.
(104)		Inline XBRL for the cover page of this Annual Report on Form 10-K of McCormick for the year ended November 30, 2022, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

	*	Management contract or compensatory plan or arrangement.

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
McCORMICK & COMPANY, INCORPORATED

By:	/s/ LAWRENCE E. KURZIUS	Chairman &	January 26, 2023
	Lawrence E. Kurzius	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ LAWRENCE E. KURZIUS	Chairman &	January 26, 2023
	Lawrence E. Kurzius	Chief Executive Officer

Principal Financial Officer:

By:	/s/ MICHAEL R. SMITH	Executive Vice President & Chief	January 26, 2023
	Michael R. Smith	Financial Officer

Principal Accounting Officer:

By:	/s/ GREGORY P. REPAS	Vice President & Controller	January 26, 2023
	Gregory P. Repas	Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ ANNE L. BRAMMAN	January 26, 2023
Anne L. Bramman

/s/ MICHAEL A. CONWAY	January 26, 2023
Michael A. Conway

/s/ FREEMAN A. HRABOWSKI, III	January 26, 2023
Freeman A. Hrabowski, III

/s/ LAWRENCE E. KURZIUS	January 26, 2023
Lawrence E. Kurzius

/s/ PATRICIA LITTLE	January 26, 2023
Patricia Little

/s/ MICHAEL D. MANGAN	January 26, 2023
Michael D. Mangan

/s/ MARITZA G. MONTIEL	January 26, 2023
Maritza G. Montiel

/s/ MARGARET M.V. PRESTON	January 26, 2023
Margaret M.V. Preston

/s/ GARY M. RODKIN	January 26, 2023
Gary M. Rodkin

/s/ JACQUES TAPIERO	January 26, 2023
Jacques Tapiero

/s/ W. ANTHONY VERNON	January 26, 2023
W. Anthony Vernon

Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period
Deducted from asset accounts:
Year ended November 30, 2022:
Allowance for doubtful receivables	$5.2	$2.2	$(0.9)	$0.8	$7.3
Valuation allowance on net deferred tax assets	32.7	3.2	(1.7)	(7.8)	26.4
	$37.9	$5.4	$(2.6)	$(7.0)	$33.7
Deducted from asset accounts:
Year ended November 30, 2021:
Allowance for doubtful receivables	$5.2	$1.2	$(1.1)	$(0.1)	$5.2
Valuation allowance on net deferred tax assets	31.5	6.6	(0.4)	(5.0)	32.7
	$36.7	$7.8	$(1.5)	$(5.1)	$37.9
Deducted from asset accounts:
Year ended November 30, 2020:
Allowance for doubtful receivables	$5.6	$0.8	$(1.4)	$0.2	$5.2
Valuation allowance on net deferred tax assets	32.4	11.8	(0.1)	(12.6)	31.5
	$38.0	$12.6	$(1.5)	$(12.4)	$36.7
(1) Includes the impact of foreign currency exchange.