Form 10-Q
period 2023-02-28
MCCORMICK & CO INC
filed 2023-03-28
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 28, 2023
Common Stock	17,393,503
Common Stock Non-Voting	250,838,235

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended February 28,
	2023	2022
Net sales	$1,565.5	$1,522.4
Cost of goods sold	1,002.6	962.0
Gross profit	562.9	560.4
Selling, general and administrative expense	336.1	333.3
Transaction and integration expenses	—	0.7
Special charges	27.8	19.5
Operating income	199.0	206.9
Interest expense	50.6	33.1
Other income, net	11.1	6.2
Income from consolidated operations before income taxes	159.5	180.0
Income tax expense	34.4	34.4
Net income from consolidated operations	125.1	145.6
Income from unconsolidated operations	14.0	9.3
Net income	$139.1	$154.9
Earnings per share – basic	$0.52	$0.58
Earnings per share – diluted	$0.52	$0.57
Average shares outstanding – basic	268.2	267.8
Average shares outstanding – diluted	269.8	270.5
Cash dividends paid per share – voting and non-voting	$0.39	$0.37
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended February 28,
	2023	2022
Net income	$139.1	$154.9
Net income attributable to non-controlling interest	0.8	2.5
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	(1.0)	2.2
Currency translation adjustments	47.0	3.7
Change in derivative financial instruments	(5.4)	5.1
Tax benefit (expense)	1.0	(1.0)
Total other comprehensive income	41.6	10.0
Comprehensive income	$181.5	$167.4
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	February 28, 2023	November 30, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$356.8	$334.0
Trade accounts receivable, net of allowances	571.0	573.7
Inventories, net
Finished products	650.2	649.0
Raw materials and work-in-process	694.4	691.1
	1,344.6	1,340.1
Prepaid expenses and other current assets	138.9	138.9
Total current assets	2,411.3	2,386.7
Property, plant and equipment, net	1,225.2	1,198.0
Goodwill	5,229.7	5,212.9
Intangible assets, net	3,381.7	3,387.9
Other long-term assets	957.5	939.4
Total assets	$13,205.4	$13,124.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$1,304.8	$1,236.7
Current portion of long-term debt	281.2	270.6
Trade accounts payable	1,124.3	1,171.0
Other accrued liabilities	610.7	754.1
Total current liabilities	3,321.0	3,432.4
Long-term debt	3,619.8	3,642.3
Deferred taxes	866.7	866.3
Other long-term liabilities	510.2	484.7
Total liabilities	8,317.7	8,425.7
Shareholders’ equity
Common stock	574.5	568.6
Common stock non-voting	1,577.6	1,570.0
Retained earnings	3,155.1	3,022.5
Accumulated other comprehensive loss	(437.1)	(480.6)
Total McCormick shareholders' equity	4,870.1	4,680.5
Non-controlling interests	17.6	18.7
Total shareholders’ equity	4,887.7	4,699.2
Total liabilities and shareholders’ equity	$13,205.4	$13,124.9
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Three months ended February 28,
	2023	2022
Operating activities
Net income	$139.1	$154.9
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	47.8	49.0
Stock-based compensation	11.8	11.1
Income from unconsolidated operations	(14.0)	(9.3)
Changes in operating assets and liabilities
Trade accounts receivable	9.7	33.2
Inventories	(0.2)	(49.9)
Trade accounts payable	(54.8)	5.2
Other assets and liabilities	(49.9)	(185.5)
Dividends from unconsolidated affiliates	13.9	9.2
Net cash flow provided by operating activities	103.4	17.9
Investing activities
Capital expenditures (including software)	(61.5)	(43.7)
Net cash flow used in investing activities	(61.5)	(43.7)
Financing activities
Short-term borrowings, net	67.9	97.3
Long-term debt repayments	(3.6)	(3.5)
Proceeds from exercised stock options	5.2	30.3
Taxes withheld and paid on employee stock awards	(6.1)	(12.0)
Common stock acquired by purchase	(3.5)	(8.7)
Dividends paid	(104.6)	(99.0)
Net cash flow (used in) provided by financing activities	(44.7)	4.4
Effect of exchange rate changes on cash and cash equivalents	25.6	8.1
Increase (decrease) in cash and cash equivalents	22.8	(13.3)
Cash and cash equivalents at beginning of period	334.0	351.7
Cash and cash equivalents at end of period	$356.8	$338.4
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended February 28, 2023
Balance, November 30, 2022	17.4	250.6	$2,138.6	$3,022.5	$(480.6)	$18.7	$4,699.2
Net income			—	139.1	—	—	139.1
Net income attributable to non-controlling interest			—	—	—	0.8	0.8
Other comprehensive income (loss), net of tax			—	—	43.5	(1.9)	41.6
Stock-based compensation			11.8	—	—	—	11.8
Shares purchased and retired	(0.1)	—	(4.8)	(6.5)	—	—	(11.3)
Shares issued	0.3	—	6.5	—	—	—	6.5
Equal exchange	(0.2)	0.2	—	—	—	—	—
Balance, February 28, 2023	17.4	250.8	$2,152.1	$3,155.1	$(437.1)	$17.6	$4,887.7

Three months ended February 28, 2022
Balance, November 30, 2021	17.8	249.5	$2,055.1	$2,782.4	$(426.5)	$14.5	$4,425.5
Net income			—	154.9	—	—	154.9
Net income attributable to non-controlling interest			—	—	—	2.5	2.5
Other comprehensive income (loss), net of tax			—	—	10.5	(0.5)	10.0
Stock-based compensation			11.1	—	—	—	11.1
Shares purchased and retired	(0.2)	—	(6.5)	(14.9)	—	—	(21.4)
Shares issued	0.9	—	31.6	—	—	—	31.6
Equal exchange	(0.7)	0.7	—	—	—	—	—
Balance, February 28, 2022	17.8	250.2	$2,091.3	$2,922.4	$(416.0)	$16.5	$4,614.2
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
The results of consolidated operations for the three-month period ended February 28, 2023 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half. The historical increase in net sales, net income and cash flow from operations in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2022.
Accounting Pronouncements Recently Adopted
In 2022, we adopted the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which deferred the sunset date of Topic 848 which provides optional expedients for a limited time for accounting for transactions affected by the London Interbank Offered Rate (LIBOR) being discontinued. Arrangements that were entered into in 2022, including our 364-day revolving credit facility expiring in July 2023, fixed to variable interest rate swaps expiring in April 2030, and cross-currency interest rate swaps expiring in April 2030, do not use LIBOR as a reference rate. During the first quarter of 2023 we amended our interest rate swaps expiring in November 2025 and August 2027, and the cross currency and interest rate swaps expiring in August 2027 to no longer use LIBOR. Also, in March 2023 we amended our five-year revolving credit facility expiring in July 2026 to no longer use LIBOR. Our adoption of this standard commenced during 2022, in conjunction with the first phase-out of a LIBOR reference rate. There was no material impact to our consolidated financial statements, nor do we expect the adoption of this standard to have a material impact on our consolidated financial statements during the LIBOR transition period.
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
2.      SPECIAL CHARGES AND TRANSACTION AND INTEGRATION EXPENSES
Special Charges
In our consolidated income statement, we include a separate line item captioned "Special charges" in arriving at our consolidated operating income. Special charges consist of expenses, including related impairment charges, associated with certain actions undertaken to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our Chairman and Chief Executive Officer. Expenses associated with any approved action are classified as special charges upon recognition and monitored on an on-going basis through completion. Certain ancillary expenses related to these actions approved by our Management Committee do not qualify for accrual upon approval but are included as special charges as incurred during the course of the actions.
We continue to evaluate changes to our organizational structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
The following is a summary of special charges recognized in the three months ended February 28, 2023 and 2022
(in millions):

	Three months ended February 28,
	2023	2022
Employee severance and related benefits	$24.8	$14.2
Other costs
Cash	2.2	3.9
Non-Cash	0.8	1.4
Total special charges	$27.8	$19.5

During the three months ended February 28, 2023, we recorded $27.8 million of special charges, consisting principally of $24.8 million associated with our Global Operating Effectiveness (GOE) program, as more fully described below, $0.9 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA), as more fully described below, and streamlining actions of $1.3 million in the Americas region, and $0.8 million in the EMEA region.
During the three months ended February 28, 2022, we recorded $19.5 million of special charges, consisting principally of $14.9 million associated with the transition of a manufacturing facility in EMEA, as more fully described below, streamlining actions of $2.1 million in the Americas region, and $1.5 million in the EMEA region.
In 2022, our Management Committee approved the GOE program. The GOE program included a voluntary retirement plan, which included enhanced separation benefits to certain U.S. employees aged 55 years or older with at least ten years of service to the company. This voluntary retirement plan commenced in November 2022 and participants were required to submit their notifications by December 30, 2022. As of November 30, 2022, we had accrued special charges of $5.6 million, consisting of employee severance and related benefits. Upon all eligible employees submitting their notifications by the end of December 2022, we accrued an additional $19.7 million during the first quarter of 2023. All related payments will be made in fiscal year 2023 as all of the affected employees will leave the company in 2023. Other special charges recognized during the three months ended February 28, 2023, under our GOE program included $4.5 million in severance and related benefits costs and $0.6 million of third party expenses and other costs.
In 2022, our Management Committee approved an initiative to consolidate our manufacturing operations in the United Kingdom into a net-zero carbon condiments manufacturing and distribution center facility with state-of-the-art technology. We expect to execute these changes to our supply chain operations and improve profitability, from a combination of lower headcount and non-headcount costs, by consolidating our operations into a scalable platform while expanding our capacity. We expect the cost of the initiative to approximate $40 million—to be recognized as special charges in our consolidated income statement during 2022 and 2023. Of that $40 million, we expect the costs to include employee severance and related benefits, non-cash accelerated depreciation, equipment relocation costs, decommissioning and other property related lease exit costs, all directly related to the initiative. During the three months ended February 28, 2023, we recorded $0.4 million in accelerated depreciation and $0.5 million in third party expenses and other costs. During the three months ended February 28, 2022, we recorded $12.5 million in severance and related benefits costs, $1.4 million in accelerated depreciation and $1.0 million in third party expenses and other costs. In total, $21.5 million of special charges related to this initiative were recognized in 2022.
As of February 28, 2023, reserves associated with special charges of $33.0 million, are included in other accrued liabilities in our consolidated balance sheet.
The following is a breakdown by business segment of special charges for the three months ended February 28, 2023 and 2022 (in millions):

	Three months ended February 28,
	2023	2022
Consumer segment	$19.0	$3.6
Flavor solutions segment	8.8	15.9
Total special charges	$27.8	$19.5

Integration Expenses
Integration expenses recognized during the three months ended February 28, 2022 were $0.7 million relating to the acquisition of FONA International, LLC (FONA).

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
At February 28, 2023, we had foreign currency exchange contracts to purchase or sell $509.6 million of foreign currencies as compared to $560.5 million at November 30, 2022. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. All foreign currency exchange contracts outstanding at February 28, 2023 have durations of less than 18 months, including $146.8 million of notional contracts that have durations of less than one month and are used to hedge short-term cash flow funding.
Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of raw materials in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. The gains and losses on these contracts are deferred in accumulated other comprehensive income until the hedged item is recognized in cost of goods sold, at which time the net amount deferred in accumulated other comprehensive income is also recognized in cost of goods sold. Hedges of foreign currency denominated assets and liabilities include foreign currency exchange contracts with a notional value of $362.5 million at February 28, 2023. These foreign currency exchange contracts manage both exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. Gains and losses from contracts that are designated as hedges of assets, liabilities or firm commitments are recognized through income, offsetting the change in fair value of the hedged item.
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

The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
As of February 28, 2023
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other long-term liabilities	$600.0	$54.3
Foreign exchange contracts	Other current assets	309.2	6.4	Other accrued liabilities	200.4	2.3
Cross currency contracts	Other current assets / Other long-term assets	457.2	43.0	Other long-term liabilities	467.4	14.9
Total			$49.4			$71.5
As of November 30, 2022
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other long-term liabilities	$600.0	$42.4
Foreign exchange contracts	Other current assets	344.9	11.0	Other accrued liabilities	215.6	1.5
Cross currency contracts	Other current assets / Other long-term assets	680.0	44.5	Other long-term liabilities	226.1	8.3
Total			$55.5			$52.2
In conjunction with the phase-out of LIBOR, during the first quarter of 2023 we amended our previously existing cross currency swaps which expire in August 2027 such that, effective February 15, 2023, we now pay and receive at USD Secured Overnight Financing Rate (SOFR) plus 0.907% (previously three-month U.S. LIBOR plus 0.685%).
In conjunction with the phase-out of LIBOR, during the first quarter of 2023, we amended our $100 million interest rate swaps which expire in November 2025 and our $250 million interest rate swaps that expire in August 2027, such that, effective February 15, 2023 we now pay and receive at USD SOFR plus 1.487% (previously U.S. three-month LIBOR plus 1.22%) and USD SOFR plus 0.907% (previously U.S. three-month LIBOR plus 0.685%), respectively.
The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive loss (AOCI) and our consolidated income statement for the three-months ended February 28, 2023 and 2022 (in millions):

Fair Value Hedges
Three months ended February 28,
Derivative	Income statement location	(Expense) income
		2023	2022
Interest rate contracts	Interest expense	$(3.7)	$2.2

	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2023	2022	Hedged item		2023	2022
Foreign exchange contracts	Other income, net	$1.0	$(0.4)	Intercompany loans	Other income, net	$(0.1)	$0.4

The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three months ended February 28, 2023 and 2022.

Cash Flow Hedges
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
	2023	2022		2023	2022
Three months ended February 28,
Interest rate contracts	$—	$—	Interest expense	$0.1	$0.1
Foreign exchange contracts	(1.1)	2.9	Cost of goods sold	1.2	(0.2)
Total	$(1.1)	$2.9		$1.3	$(0.1)

For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive loss expected to be reclassified in the next 12 months is $1.1 million as an increase to earnings.

Net Investment Hedges
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
	2023	2022		2023	2022
Three months ended February 28,
Cross currency contracts	$(5.8)	$0.7	Interest expense	$3.3	$0.5
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
At February 28, 2023 and November 30, 2022, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		February 28, 2023
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$356.8	$356.8	$—
Insurance contracts	109.6	—	109.6
Bonds and other long-term investments	2.4	2.4	—
Foreign currency derivatives	6.4	—	6.4
Cross currency contracts	43.0	—	43.0
Total	$518.2	$359.2	$159.0
Liabilities
Foreign currency derivatives	$2.3	$—	$2.3
Interest rate derivatives	54.3	—	54.3
Cross currency contracts	14.9	—	14.9
Total	$71.5	$—	$71.5

		November 30, 2022
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$334.0	$334.0	$—
Insurance contracts	110.0	—	110.0
Bonds and other long-term investments	5.1	5.1	—
Foreign currency derivatives	11.0	—	11.0
Cross currency contracts	44.5	—	44.5
Total	$504.6	$339.1	$165.5
Liabilities
Foreign currency derivatives	$1.5	$—	$1.5
Interest rate derivatives	42.4	—	42.4
Cross currency contracts	8.3	—	8.3
Total	$52.2	$—	$52.2
At February 28, 2023 and November 30, 2022, the carrying amounts of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bond and other long-term investments were equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.

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
The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	February 28, 2023	November 30, 2022
Carrying amount	$3,901.0	$3,912.9

Level 1 valuation techniques	$3,402.4	$3,424.8
Level 2 valuation techniques	172.7	176.1
Total fair value	$3,575.1	$3,600.9
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
The following table presents the components of our pension (income) and other postretirement benefits expense for the three months ended February 28, 2023 and 2022 (in millions):

	United States pension		International pension		Other postretirement benefits
	2023	2022	2023	2022	2023	2022
Service cost	$0.5	$0.9	$0.2	$0.2	$0.3	$0.4
Interest costs	9.0	6.6	2.5	1.8	0.6	0.4
Expected return on plan assets	(10.6)	(10.7)	(3.7)	(3.2)	—	—
Amortization of prior service costs	0.1	0.1	—	—	(0.1)	(0.1)
Amortization of net actuarial losses (gains)	0.1	2.2	—	0.4	(0.5)	—
Total (income) expense	$(0.9)	$(0.9)	$(1.0)	$(0.8)	$0.3	$0.7

During the three months ended February 28, 2023 and 2022, we contributed $1.9 million and $2.0 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2022 were $11.4 million.
All of the amounts in the tables above for pension (income) and other postretirement benefits expense, other than service cost, were included in other income, net within our consolidated income statements. The net aggregate amount of pension and other postretirement benefits (income), excluding service cost components, was $(2.6) million and $(2.5) million for the three months ended February 28, 2023 and 2022, respectively.

6.    STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units ("RSUs"), stock options, company stock awarded as part of our long-term performance plan ("LTPP") and price-vested stock options. The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in millions):

	Three months ended February 28,
	2023	2022
Stock-based compensation expense	$11.8	$11.1

Our 2023 annual grant of stock options and RSUs is expected to occur in the second quarter, similar to the 2022 annual grant.

The following is a summary of our stock option activity for the three months ended February 28, 2023 and 2022:

	2023		2022
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.8	$67.08	5.0	$59.71
Granted	—	—	—	—
Exercised	(0.1)	49.50	(0.6)	45.25
Outstanding at end of the period	4.7	$67.32	4.4	$61.72
Exercisable at end of the period	3.5	$58.79	3.0	$53.17
As of February 28, 2023, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $60.7 million and for options currently exercisable was $59.9 million. The total intrinsic value of all options exercised during the three months ended February 28, 2023 and 2022 was $2.1 million and $32.6 million, respectively.
The following is a summary of our RSU activity for the three months ended February 28, 2023 and 2022:

	2023		2022
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	480	$77.62	563	$69.52
Granted	—	—	6	92.47
Vested	(26)	52.48	(24)	54.02
Forfeited	(7)	88.35	(8)	78.51
Outstanding at end of period	447	$78.89	537	$70.31

The following is a summary of our price-vested stock options activity for the three months ended February 28, 2023 and 2022:

	2023		2022
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	2,107	$9.40	2,193	$9.40
Granted	—	—	—	—
Forfeited	(39)	9.40	(27)	9.40
Outstanding at end of period	2,068	$9.40	2,166	$9.40
The following is a summary of our LTPP activity for the three months ended February 28, 2023 and 2022:

	2023		2022
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	451	$106.32	497	$83.74
Granted	167	89.00	151	95.00
Vested	(176)	86.14	(251)	75.26
Forfeited	(11)	94.58	(2)	96.03
Outstanding at end of period	431	$93.64	395	$93.42

7.    INCOME TAXES
Income tax expense for the three months ended February 28, 2023 included $3.8 million of net discrete tax benefits consisting principally of the following: (i) $3.2 million of tax benefits associated with the adjustment of a valuation allowance due to changes in judgment about the realizability of the deferred tax asset, (ii) $0.8 million of tax benefits related to the revaluation of deferred taxes resulting from changes in tax rates, and (iii) $0.2 million of tax expense associated with stock-based compensation.
Income tax expense for the three months ended February 28, 2022 included $10.3 million of net discrete tax benefits consisting principally of the following: (i) $7.6 million of excess tax benefits associated with stock-based compensation, and (ii) $2.5 million of tax benefits related to the revaluation of deferred taxes resulting from enacted legislation.
Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months ended February 28, 2023.
As of February 28, 2023, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

8.    CAPITAL STOCK AND EARNINGS PER SHARE
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended February 28,
	2023	2022
Average shares outstanding – basic	268.2	267.8
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.6	2.7
Average shares outstanding – diluted	269.8	270.5

The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended February 28,
	2023	2022
Anti-dilutive securities	1.6	0.2
The following table sets forth common stock activity (in millions):

	Three months ended February 28,
	2023	2022
Shares issued under stock options, RSUs, LTPP and employee stock purchase plans	0.3	0.9
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, and LTPP	0.1	0.2
As of February 28, 2023, $532.4 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive loss, net of tax, where applicable (in millions):

	February 28, 2023	November 30, 2022
Foreign currency translation adjustment (1)	$(356.3)	$(405.3)
Unrealized gain on foreign currency exchange contracts	(0.4)	3.8
Unamortized value of settled interest rate swaps	(0.8)	(0.6)
Pension and other postretirement costs	(79.6)	(78.5)
Accumulated other comprehensive loss	$(437.1)	$(480.6)
(1)During the three months ended February 28, 2023, the foreign currency translation adjustment of accumulated other comprehensive loss increased on a net basis by $49.0 million, inclusive of $5.8 million of unrealized losses associated with net investment hedges. These net investment hedges are more fully described in note 3.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended		Affected Line Items in the Condensed Consolidated Income Statement
	February 28, 2023	February 28, 2022
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$(0.1)	Interest expense
Foreign exchange contracts	(1.2)	0.2	Cost of goods sold
Total before tax	(1.3)	0.1
Tax effect	0.3	—	Income tax expense
Net, after tax	$(1.0)	$0.1

Amortization of pension and postretirement benefit adjustments:
Amortization of net actuarial losses (1)	$(0.4)	$2.6	Other income, net
Total before tax	(0.4)	2.6
Tax effect	0.1	(0.6)	Income tax expense
Net, after tax	$(0.3)	$2.0

(1)This accumulated other comprehensive income (loss) component is included in the computation of total pension (income) and other postretirement benefits expense (refer to note 5 for additional details).

10.    BUSINESS SEGMENTS
We operate in two business segments: consumer and flavor solutions. The consumer and flavor solutions segments manufacture, market and distribute spices, herbs, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French’s”, “Frank’s RedHot”, “OLD BAY”, “Lawry’s”, “Zatarain’s”, “Simply Asia”, “Thai Kitchen”, “Ducros”, “Vahine”, “Cholula”, “Schwartz”, “Club House”, “Kamis”, “DaQiao”, “La Drogheria”, “Stubb's”, and “Gourmet Garden”. Our flavor solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors, with the exception of our business in China, where foodservice sales are managed by and reported in our consumer segment.
In each of our segments, we produce and sell many individual products which are similar in composition and nature. With their primary attribute being flavor, the products within each of our segments are regarded as fairly homogenous. It is impracticable to segregate and identify sales and profits for each of these individual product lines.
We measure segment performance based on operating income excluding special charges, as this activity is managed separately from the business segments. We also exclude transaction and integration expenses related to our acquisitions from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include the amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the businesses.
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended February 28, 2023
Net sales	$909.5	$656.0	$1,565.5
Operating income excluding special charges	173.4	53.4	226.8
Income from unconsolidated operations	13.8	0.2	14.0

Three months ended February 28, 2022
Net sales	$926.1	$596.3	$1,522.4
Operating income excluding special charges and transaction and integration expenses	167.0	60.1	227.1
Income from unconsolidated operations	8.4	0.9	9.3

A reconciliation of operating income excluding special charges and transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended February 28, 2023
Operating income excluding special charges	$173.4	$53.4	$226.8
Less: Special charges	19.0	8.8	27.8
Operating income	$154.4	$44.6	$199.0

Three months ended February 28, 2022
Operating income excluding special charges and transaction and integration expenses	$167.0	$60.1	$227.1
Less: Special charges	3.6	15.9	19.5
Less: Transaction and integration expenses	—	0.7	0.7
Operating income	$163.4	$43.5	$206.9

The following table sets forth our net sales, by geographic area, for the three and three months ended February 28, 2023 and 2022 (in millions):

	Americas	EMEA	Asia/Pacific	Total

Three months ended February 28, 2023	$1,094.7	$283.9	$186.9	$1,565.5
Three months ended February 28, 2022	1,022.5	290.5	209.4	1,522.4

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand McCormick & Company, Incorporated, our operations, and our present business environment from the perspective of management. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes thereto, included in Item 1 of this report. We use certain non-GAAP information – more fully described below under the caption Non-GAAP Financial Measures – that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Unless otherwise noted, the dollar and share information in the charts and tables in MD&A are in millions, except per share data.

Business profile
McCormick is a global leader in flavor. We manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food industry – retailers, food manufacturers and the foodservice business. In fiscal year 2022, approximately 38% of our sales were outside of the U.S. We also are partners in a number of joint ventures that are involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico. We manage our business in two business segments, consumer and flavor solutions.
Recent Events
Recent events impacting our business include global economic conditions, inflationary cost environment, disruption in our supply chain, the COVID-19 pandemic, and the ongoing conflict between Russia and Ukraine, each of which are further discussed below. We expect each of these factors will impact our fiscal 2023 performance. We expect elevated levels of cost inflation to persist throughout 2023, although at lower levels than experienced in 2022. We anticipate in 2023 that these headwinds will be partially mitigated by pricing actions taken in response to inflationary cost environment, supply chain productivity improvements and cost savings initiatives. The effects of inflation have also resulted in central banks raising short-term interest rates and, as a result, we expect that our interest expense will increase in 2023. While we expect the impacts of COVID-19 on our business to moderate, there still remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, its severity and duration, the continued availability and effectiveness of vaccines and actions taken by third parties or by government authorities in response, including restrictions, laws or regulations, or other responses. Also, the ongoing conflict between Russia and Ukraine, and the sanctions imposed in response to this conflict, have increased global economic and political uncertainty.
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
Global Economic Conditions and Inflationary Cost Environment – During fiscal 2021 and 2022, we experienced inflationary cost increases in our commodities, packaging materials and transportation costs. We expect that these inflationary cost increases will continue but we expect they will be partially mitigated by our planned 2023 pricing actions, our organization and streamlining actions, including our Global Operating Effectiveness (GOE) program, and by our Comprehensive Continuous Improvement (CCI) program-led cost savings. There has been, and we expect there could continue to be, a difference between the timing of when the impact of cost inflation occurs and when these pricing and other actions impact our results of operations. Additionally, in some instances the pricing actions we take have been impacted by price elasticity which unfavorably impacts our sales volume and mix.
Our interest expense is impacted by the overall global economic and interest rate environment. The inflationary environment has also resulted in central banks raising short-term interest rates. For the quarter ended February 28, 2023, we had total outstanding variable rate debt of approximately $1,361 million. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to achieve a desired mix of fixed and variable rate debt. As of both February 28, 2023 and 2022, we had total outstanding fixed to variable interest rate swaps of $600 million notional. We expect that our interest expense will increase in 2023 as a result of the higher interest rate environment.
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
In response to the general economic conditions, inflationary cost environment, and the supply chain pressures and related inefficiencies, we expect to eliminate approximately $125 million of costs during 2023 and 2024, including $100 million of supply chain costs and $25 million of costs across the remainder of the organization under our GOE program. The supply chain actions we are taking, and will continue to evaluate, include returning our manufacturing facilities to a more normal shift schedule, reducing headcount, and stabilizing turnover rates to reduce our labor costs; increasing our manufacturing capacity and automation to respond to the evaluated demand as well as reduce the use of co-manufacturers; and executing and evaluating initiatives to reduce the safety stock levels of our inventory that were put in place to protect against supply disruptions. The elimination of other costs across the organization will include a voluntary retirement program and other streamlining initiatives. We expect our GOE program, and organization and streamlining actions to deliver savings of approximately $75 million in 2023.
COVID-19 – The COVID-19 pandemic has impacted our operating results.
There still remains uncertainty around the COVID-19 pandemic. The ultimate impact depends on the length and severity of the pandemic, including new strains and variants of the virus; infection rates in the markets where we do business; the federal, state, and local government actions taken in response; vaccine effectiveness; and the macroeconomic environment. We will continue to evaluate the extent to which the COVID-19 pandemic impacts our business, consolidated results of operations and financial condition.
The extent and nature of government actions, customer and end-consumer demand varied during 2022, 2021 and 2020. However, the impact of COVID-19 during the quarters ended February 28, 2023 and 2022, based upon the then-current extent and severity of the COVID-19 pandemic within the countries, localities and markets where we do business, were generally comparable with the exception of the impact on our results of operations in the Asia/Pacific region, specifically within China where we experienced a negative impact to consumer behavior in 2022, as compared to 2021, related to the impact of restrictive measures imposed associated with COVID-19 resurgences. We expect the impact of COVID-19 to be mitigated from that experienced in 2022.

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
We expect our 2023 gross profit margin to range from 25 basis points to 75 basis points higher than our gross profit margin of 35.8% in 2022. The projected 2023 increase in gross profit margin is principally due to the net effect of (i) the favorable impact of pricing actions in response to increased commodity, packaging materials and transportation costs, (ii) the favorable impact of anticipated GOE program and CCI cost savings, and (iii) a low to mid-teen percentage impact of inflation in 2023 compared to 2022. As we recover the cost inflation of our pricing that has lagged in the past two years, we expect cost pressures to be more than offset by pricing actions and our expected cost savings in 2023.
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
Diluted earnings per share was $2.52 in 2022. Diluted earnings per share for 2023 is projected to range from $2.42 to $2.47. Excluding the per share impact of (i) special charges of $51.6 million; (ii) integration expenses of $2.2 million; and (iii) the gain realized upon our sale of Kitchen Basics of $49.6 million, adjusted diluted earnings per share was $2.53 in 2022. Adjusted diluted earnings per share, excluding an estimated per share impact from special charges of $0.14, is projected to range from $2.56 to $2.61 in 2023. We expect adjusted diluted earnings per share to grow by 1% to 3% over adjusted diluted earnings per share of $2.53 in 2022, including a minimal impact from foreign currency rates.

RESULTS OF OPERATIONS – COMPANY

	Three months ended
	February 28, 2023	February 28, 2022
Net sales	$1,565.5	$1,522.4
Percent increase	2.8%	2.8%
Components of percent change in net sales – increase (decrease):
Pricing actions	10.6%	4.8%
Volume and product mix	(4.6)%	(1.5)%
Acquisitions	—%	0.7%
Divestiture	(0.7)%	—%
Foreign exchange	(2.5)%	(1.2)%
Gross profit	$562.9	$560.4
Gross profit margin	36.0%	36.8%
Sales for the first quarter of 2023 increased by 2.8% from the prior year level and increased by 5.3% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Pricing actions, taken in response to the inflationary cost environment, increased sales by 10.6% compared to the prior year period. Unfavorable volume and product mix decreased sales by 4.6%, including the impact of price elasticity. The impact of COVID-19 resurgences in China and the exit of our consumer operations in Russia contributed approximately 1.1% to that decline. Both our flavor solutions and consumer segments experienced unfavorable volume and product mix. The divestiture of our Kitchen Basics business unfavorably impacted sales by 0.7% as compared to the prior year period. Sales were also impacted by unfavorable foreign currency rates that decreased net sales by 2.5% in the first quarter of 2023 compared to the year-ago quarter and is excluded from our measure of sales growth of 5.3% on a constant currency basis.
Gross profit for the first quarter of 2023 increased by $2.5 million, or 0.4%, from the comparable period in 2022. Our gross profit margin for the three months ended February 28, 2023 was 36.0%, a decrease of 80 basis points from the comparable period in 2022. The decrease in gross profit margin in the quarter ended February 28, 2023 was driven by the margin dilutive impact of pricing actions taken in response to the inflationary cost environment, and higher conversion costs, each as compared to the 2022 period. These unfavorable impacts were partially offset by the favorable impact of pricing actions in response to increased costs and cost savings led by our CCI and GOE programs.

	Three months ended
	February 28, 2023	February 28, 2022
Selling, general & administrative expense (SG&A)	$336.1	$333.3
Percent of net sales	21.5%	21.9%
SG&A increased by $2.8 million in the first quarter of 2023 as compared to the 2022 level, as increased distribution costs and higher performance-based employee incentive expense were partially offset by favorable investment results associated with non-qualified retirement plan assets and CCI-led and GOE cost savings, all as compared to the 2022 period. SG&A as a percentage of net sales decreased by 40 basis points from the prior year level as the higher net sales base more than offset the unfavorable net impact of the previously mentioned factors, all as compared to the prior year period.

	Three months ended
	February 28, 2023	February 28, 2022
Total special charges	$27.8	$19.5

During the three months ended February 28, 2023, we recorded $27.8 million of special charges. Those special charges principally consisted of $24.8 million associated with the GOE program, including $19.7 million under our voluntary retirement program, $0.9 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA), and streamlining actions of $1.3 million in the Americas region, and $0.8 million in the EMEA region. During the three months ended February 28, 2022, we recorded $19.5 million of special charges, consisting principally of $14.9 million associated with the transition of a manufacturing facility in EMEA, streamlining actions of $2.1 million in the Americas region, and $1.5 million in the EMEA region. Details with respect to the composition of special charges are included in note 2 of the notes to the accompanying financial statements.

	Three months ended
	February 28, 2023	February 28, 2022
Total integration expenses	$—	$0.7

During the three months ended February 28, 2022, we recorded $0.7 million of integration expenses related to our acquisition of FONA.

	Three months ended
	February 28, 2023	February 28, 2022
Interest expense	$50.6	$33.1
Other income, net	11.1	6.2

Interest expense increased by $17.5 million in the three months ended February 28, 2023, as compared to the prior year period, as the effects of the higher interest rate environment more than offset lower average borrowing levels. Other income, net for the three months ended February 28, 2023 increased by $4.9 million, as compared to the prior year period, which was primarily driven by higher interest income, also principally associated with the higher interest rate environment.

	Three months ended
	February 28, 2023	February 28, 2022
Income from consolidated operations before income taxes	$159.5	$180.0
Income tax expense	34.4	34.4
Effective tax rate	21.6%	19.1%
The provision for income taxes is based on the estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income include, but are not limited to, excess tax benefits or expense associated with stock-based compensation, changes in estimates of the outcome of tax matters related to prior years, including reversals of reserves upon the lapsing of statutes of limitations, provision-to-return adjustments, the settlement of tax audits, changes in enacted tax rates, changes in the assessment of deferred tax valuation allowances, and the tax effects of certain intra-entity asset transfers (other than inventory).
Income tax expense for the three months ended February 28, 2023 included $3.8 million of net discrete tax benefit consisting principally of $3.2 million of tax benefits associated with the adjustment of a valuation allowance due to changes in judgment about the realizability of the deferred tax asset, $0.8 million of tax benefits related to the revaluation of deferred taxes resulting from changes in tax rates, and $0.2 million of tax expense associated with stock-based compensation.
Income tax expense for the three months ended February 28, 2022 included $10.3 million of net discrete tax benefits consisting primarily of $7.6 million of excess tax benefits associated with stock-based compensation and $2.5 million of tax benefits related to the revaluation of deferred taxes resulting from legislation enacted during the period.

	Three months ended
	February 28, 2023	February 28, 2022
Income from unconsolidated operations	$14.0	$9.3

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, increased by $4.7 million for the three months ended February 28, 2023, as compared to the year ago period. The increase was driven by higher earnings of our largest joint venture, McCormick de Mexico.

The following table outlines the major components of the change in diluted earnings per share from 2022 to 2023:

Three months ended February 28,
2022 Earnings per share – diluted	$0.57
Increase in special charges, net of taxes	(0.01)
Increase in interest expense	(0.05)
Increase in other income	0.01
Increase in income from unconsolidated operations	0.02
Impact of change in effective income tax rate, excluding taxes on special charges	(0.02)
2023 Earnings per share – diluted	$0.52

RESULTS OF OPERATIONS — SEGMENTS

We measure the performance of our business segments based on operating income, excluding special charges. We also exclude transaction and integration expenses related to our acquisitions from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include costs directly associated with that acquisition and costs associated with integrating the businesses. See note 10 of the notes to the accompanying financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges and transaction and integration expenses, to consolidated operating income. In the following discussion, we refer to our previously described measure of segment profit as segment operating income.
CONSUMER SEGMENT

	Three months ended
	February 28, 2023	February 28, 2022

Net sales	$909.5	$926.1
Percent decrease	(1.8)%	(2.2)%
Segment operating income	$173.4	$167.0
Segment operating income margin	19.1%	18.0%

In the first quarter of 2023, sales of our consumer segment decreased by 1.8% as compared to the first quarter of 2022 and increased by 0.8% on a constant currency basis. That 1.8% decrease included higher sales of our consumer business in the Americas regions, which was more than offset by lower sales in the EMEA and Asia/Pacific regions, all as compared to the prior year quarter. Pricing actions, taken in response to increased costs, favorably impacted sales by 8.7% as compared to the prior year period. Unfavorable volume and product mix decreased consumer segment sales by 6.8% in the first quarter of 2023 as compared to the same period last year, including the impact of price elasticity as well as the negative impact of 1.9% due to the impact of COVID-19 resurgences in China and the exit of our consumer operations in Russia, all as compared to the first quarter of 2022. The divestiture of our Kitchen Basics business unfavorably impacted sales by 1.1% as compared to 2022. Sales in the first quarter of 2023 reflected an unfavorable impact from foreign currency rates that decreased consumer segment sales by 2.6% compared to the year-ago quarter and is excluded from our measure of sales growth of 0.8% on a constant currency basis.
In the Americas region, consumer sales increased 3.3% in the first quarter of 2023 as compared to the same quarter of 2022 and increased by 3.8% on a constant currency basis. Pricing actions, taken in response to inflationary cost environment, increased sales by 10.0% as compared to the prior year period. For the first quarter of 2023, unfavorable volume and product mix decreased sales by 4.5% as compared to the corresponding period in 2022. This reduction included the unfavorable impact of price elasticity. The sale of our Kitchen Basics business unfavorably impacted sales by 1.7% as compared to 2022. The unfavorable impact of foreign currency rates decreased sales by 0.5% in the quarter and is excluded from our measure of sales growth of 3.8% on a constant currency basis.
In the EMEA region, consumer sales decreased 8.8% in the first quarter of 2023 as compared to the same quarter of 2022 and decreased by 2.1% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, increased sales by 7.3% as compared to the 2022 period. Sales were impacted by unfavorable volume and product mix during the first quarter of 2023 that decreased sales by 9.4% from the prior year level, including a 3.9% impact associated with the exit of our consumer operations in Russia. Lower sales of our consumer business in France also contributed to the decrease as compared to the prior year period. During the first quarter of 2023, an unfavorable impact from foreign currency rates decreased sales by 6.7% compared to the year-ago period and is excluded from our measure of sales decline of 2.1% on a constant currency basis.
In the Asia/Pacific region, consumer sales decreased 15.1% in the first quarter of 2023 as compared to the first quarter of 2022 and decreased by 8.1% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, increased sales by 4.7% as compared to the prior year period. For the quarter ended February 28, 2023, unfavorable volume and product mix decreased sales by 12.8%, including a 7.7% impact of COVID-19 resurgences in China and a 2.9% impact associated with the exit of our rice product line in India. During the first quarter of 2023, an unfavorable impact from foreign currency rates decreased sales by 7.0% compared to the year-ago period and is excluded from our measure of sales growth of 8.1% on a constant currency basis.
Segment operating income for our consumer segment increased by $6.4 million, or 3.8%, in the first quarter of 2023 over the first quarter of 2022. The increase in segment operating income was driven by the effects of an increase in gross profit more than offsetting the lower level of sales, as previously described, and lower SG&A expenses, all as compared to the prior year period. Segment operating margin for our consumer segment increased by 110 basis points from the first quarter of 2022 to 19.1% in the first quarter of 2023. That increase was principally the result of an increase in gross margin, including the impacts of pricing actions and CCI-led and GOE cost savings, as compared to 2022. On a constant currency basis, segment operating income for our consumer segment increased by 6.1% in the first quarter of 2023 in comparison to the same period in 2022.
FLAVOR SOLUTIONS SEGMENT

	Three months ended
	February 28, 2023	February 28, 2022

Net sales	$656.0	$596.3
Percent increase	10.0%	11.5%
Segment operating income	$53.4	$60.1
Segment operating income margin	8.1%	10.1%

In the first quarter of 2023, sales of our flavor solutions segment increased by 10.0% as compared to the first quarter of 2022, and increased by 12.3% on a constant currency basis. Pricing actions, taken in response to increased costs, across all regions increased sales by 13.5% in the first quarter of 2023 and was partially offset by 1.2% of unfavorable volume and product mix, both as compared to the prior year quarter. The unfavorable impact of foreign currency rates decreased flavor solutions segment sales by 2.3% compared to the year-ago quarter and is excluded from our measure of sales growth of 12.3% on a constant currency basis.
In the Americas region, flavor solutions sales increased by 12.7% in the first quarter of 2023 as compared to the first quarter of 2022 and increased by 12.2% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 12.9% during the quarter ended February 28, 2023 as compared to the prior year period. Unfavorable volume and product mix decreased flavor solutions sales in the Americas by 0.7% during the first quarter of 2023, including the effects of growth in sales to packaged food and beverage companies, as compared to the year ago period. A favorable impact from foreign currency rates increased sales by 0.5% compared to the first quarter of 2022 and is excluded from our measure of sales growth of 12.2% on a constant currency basis.
In the EMEA region, flavor solutions sales increased by 6.8% in the first quarter of 2023 as compared to the first quarter of 2022 and increased by 16.8% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 19.4% in the first quarter of 2023 as compared to the prior period level. Unfavorable volume and product mix decreased segment sales in the EMEA region by 2.6% as compared to the corresponding period in 2022. An unfavorable impact from foreign currency rates decreased sales by 10.0% compared to the first quarter of 2022 and is excluded from our measure of sales growth of 16.8% on a constant currency basis.
In the Asia/Pacific region, flavor solutions sales decreased 1.1% in the first quarter of 2023 as compared to the first quarter of 2022 and increased by 5.1% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 6.2% as compared to the prior year period. Unfavorable volume and product mix decreased segment sales by 1.1% in the first quarter of 2023 which included the impact of increased COVID-19 resurgences in China. An unfavorable impact from foreign currency rates decreased sales by 6.2% compared to the first quarter of 2022 and is excluded from our measure of sales growth of 5.1% on a constant currency basis.

Segment operating income for our flavor solutions segment decreased by $6.7 million, or 11.1%, in the first quarter of 2023 as compared to the first quarter of 2022. The decrease in segment operating income was driven by the effect of higher sales, as previously described, which was more than offset by a reduction in gross profit margin, as the favorable effects of pricing action and CCI-led and GOE cost savings were more than offset by increased conversion costs, including the impacts of scrapped inventory as well as costs related to supply chain investments, and a higher level of SG&A expenses, all as compared to the prior year period. Segment operating margin for our flavor solutions segment decreased by 200 basis points from the prior year level to 8.1% in the first quarter of 2023. That decrease was principally the result of a decrease in gross margin as previously described. On a constant currency basis, segment operating income for our flavor solutions segment decreased by 10.7% in the first quarter of 2023 as compared to the same period in 2022.

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
The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	February 28, 2023	November 30, 2022
Forward foreign currency:
Notional value	$509.6	$560.5
Unrealized net gain	4.1	9.5
Cross currency swaps:
Notional value	924.6	906.1
Unrealized net gain	28.1	36.2
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
The following table sets forth the notional values and unrealized net gain (loss) of our interest rate swap contracts:

	February 28, 2023	November 30, 2022
Notional value	$600.0	$600.0
Unrealized net (loss)	(54.3)	(42.4)
The change in fair values of our interest rate swap contracts is due to changes in interest rates on the notional amounts outstanding as of each date as well as the remaining duration of our interest rate derivative contracts.
Commodity Risk
We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are dairy products, pepper, onion, capsicums (red peppers and paprika), garlic, wheat products, vegetable oils, and vanilla. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk.
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
NON-GAAP FINANCIAL MEASURES
The following table includes financial measures of adjusted operating income, adjusted operating income margin, adjusted income tax expense, adjusted income tax rate, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures, which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:
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
•Transaction and integration expenses – We exclude certain costs associated with our acquisitions and their subsequent integration into the Company. Such costs, which we refer to as Transaction and integration expenses, include transaction costs associated with each acquisition, as well as integration costs following the respective acquisition, including the impact of the acquisition date fair value adjustment for inventories, together with the impact of discrete tax items, if any, directly related to each acquisition.
•Gain on sale of Kitchen Basics – We exclude the gain realized upon our sale of the Kitchen Basics business in August 2022. As more fully described in note 17 in our Annual Report on Form 10-K for the year ended November 30, 2022, the pre-tax gain associated with the sale was $49.6 million and is included in Other income, net in our consolidated income statement for the year ended November 30, 2022.
Details with respect to the composition of transaction and integration expenses and special charges set forth below are included in note 2 of the notes to the accompanying financial statements. Details with respect to the composition of transaction and integration expenses, special charges and gain on sale of Kitchen Basics for the year ended November 30, 2022 are included in notes 2 and 3 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2022.
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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2022	For the three months ended		Estimated for the year ending November 30, 2023
		February 28, 2023	February 28, 2022
Operating income	$863.6	$199.0	$206.9
Impact of transaction and integration expenses	2.2	—	0.7
Impact of special charges (1)	51.6	27.8	19.5
Adjusted operating income	$917.4	$226.8	$227.1
Adjusted operating income margin (2)	14.4%	14.5%	14.9%

Income tax expense	$168.6	$34.4	$34.4
Impact of transaction and integration expenses	0.6	—	0.2
Impact of special charges	13.3	6.5	4.9
Impact of sale of Kitchen Basics	(11.6)	—	—
Adjusted income tax expense	$170.9	$40.9	$39.5
Adjusted income tax rate (3)	20.9%	21.8%	19.7%

Net income	$682.0	$139.1	$154.9
Impact of transaction and integration expenses	1.6	—	0.5
Impact of special charges (1)	38.3	21.3	14.6
Impact of after-tax gain on sale of Kitchen Basics	(38.0)	—	—
Adjusted net income	$683.9	$160.4	$170.0

Earnings per share – diluted	$2.52	$0.52	$0.57	$2.42 to $2.47
Impact of transaction and integration expenses	0.01	—	—	—
Impact of special charges (1)	0.14	0.07	0.06	0.14
Impact of after-tax gain on sale of Kitchen Basics	(0.14)	—	—	—
Adjusted earnings per share – diluted	$2.53	$0.59	$0.63	$2.56 to $2.61

(1)	Special charges are more fully described in note 2 of notes to our accompanying consolidated financial statements. Special charges for the year ended November 30, 2022 include a $10.0 million non-cash intangible asset impairment charge associated with our exit of our business operations in Russia. We exited our Kohinoor rice product line in India in the fourth quarter of fiscal 2021. Special charges for the year ended November 30, 2022 include a $13.6 million gain associated with the sale of the Kohinoor brand name.

(2)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(3)	Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses and special charges of $187.3 million and $200.2 million for the three months ended February 28, 2023 and 2022, respectively. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses, special charges and gain on the sale of Kitchen Basics of $817.0 million for the year ended November 30, 2022.

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

Rates of constant currency growth (decline) follow:

	Three months ended February 28, 2023
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	3.3%	(0.5)%	3.8%
EMEA	(8.8)%	(6.7)%	(2.1)%
Asia/Pacific	(15.1)%	(7.0)%	(8.1)%
Total Consumer	(1.8)%	(2.6)%	0.8%
Flavor Solutions segment:
Americas	12.7%	0.5%	12.2%
EMEA	6.8%	(10.0)%	16.8%
Asia/Pacific	(1.1)%	(6.2)%	5.1%
Total Flavor Solutions	10.0%	(2.3)%	12.3%
Total net sales	2.8%	(2.5)%	5.3%

Adjusted operating income:
Consumer segment	3.8%	(2.3)%	6.1%
Flavor Solutions segment	(11.1)%	(0.4)%	(10.7)%
Total adjusted operating income	(0.1)%	(1.8)%	1.7%
To present constant currency information for the fiscal year 2023 projection, projected sales and adjusted operating income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company's budgeted exchange rates for 2023 and are compared to the 2022 results, translated into U.S. dollars using the same 2023 budgeted exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2022. To estimate the percentage change in adjusted earnings per share on a constant currency basis, a similar calculation is performed to arrive at adjusted net income divided by historical shares outstanding for fiscal year 2022 or projected shares outstanding for fiscal year 2023, as appropriate.
LIQUIDITY AND FINANCIAL CONDITION

	Three months ended
	February 28, 2023	February 28, 2022

Net cash provided by operating activities	$103.4	$17.9
Net cash used in investing activities	(61.5)	(43.7)
Net cash (used in) provided by financing activities	(44.7)	4.4
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
Operating Cash Flow — Net cash provided by operating activities of $103.4 million for the three months ended February 28, 2023, increased $85.5 million from the same period of 2022. This increase was primarily driven by the lower amount of certain employee benefits accrued as of the prior year-end and paid in the first quarter of the subsequent fiscal year.
As more fully described in our Annual Report on Form 10-K for the year ended November 30, 2022, we participate in a Supply Chain Financing program (SCF) with several global financial institutions (SCF Banks). Under the SCF, qualifying suppliers may elect to sell their receivables from us to an SCF Bank, enabling participating suppliers to negotiate their receivables sales arrangements directly with the respective SCF Bank. We are not party to those agreements and have no economic interest in a supplier’s decision to sell a receivable.
All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled Trade accounts payable in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of February 28, 2023 and November 30, 2022, the amounts due to suppliers participating in the SCF and included in trade accounts payable were approximately $320.1 million and $347.0 million, respectively.
Investing Cash Flow — Cash used in investing activities of $61.5 million for the three months ended February 28, 2023 increased by $17.8 million as compared to $43.7 million for the corresponding period in 2022 as capital expenditures increased from the 2022 level to $61.5 million. We expect 2023 capital expenditures to approximate $280 million to support our planned growth and other initiatives.
Financing Cash Flow — Financing activities used cash of $44.7 million for the first three months of 2023, as compared to the corresponding period in 2022 when financing activities provided cash of $4.4 million. The variability between years is a result of changes in our net borrowings, share issuance activity associated with the exercise of stock options, share repurchase activity, and dividends, all as described below.
The following table outlines our net borrowing activities:

	Three months ended
	February 28, 2023	February 28, 2022

Net increase (decrease) in short-term borrowings	$67.9	$97.3
Repayments of long-term debt	(3.6)	(3.5)
Net cash provided by borrowing activities	$64.3	$93.8
The following table outlines the activity in our share repurchase program for the three months ended February 28, 2023 and 2022 (in millions):

	2023	2022
Number of shares of common stock repurchased	0.04	0.09
Dollar amount	$3.5	$8.7

As of February 28, 2023, $532.4 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the three months ended February 28, 2023, we received proceeds of $5.2 million from exercised stock options as compared to $30.3 million received in the corresponding 2022 period. We repurchased $6.1 million and $12.0 million of common stock during the three months ended February 28, 2023 and 2022, respectively, in conjunction with employee tax withholding requirements.
We increased dividends paid to $104.6 million, or a per share quarterly dividend of $0.39, in the first three months of 2023 from $99.0 million, or a per share quarterly dividend of $0.37, of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
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
At February 28, 2023 and 2022, we temporarily used $150.1 million and $325.4 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are typically lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 28, 2023 and 2022 were $1,460.0 million and $883.4 million, respectively. Total average debt outstanding for the three months ended February 28, 2023 and 2022 was $5,265.0 million and $5,438.4 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2023, the exchange rates for the British pound sterling, Euro, Chinese renminbi, Australian dollar and Polish zloty were higher than the U.S. dollar at November 30, 2022. At February 28, 2023, the exchange rate for the Canadian dollar was lower than the U.S. dollar at November 30, 2022.
Credit and Capital Markets
Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, capital expenditures and share repurchases. We also rely on our revolving credit facilities, or borrowings backed by these facilities, to fund working capital needs and other general corporate requirements.
Our committed revolving credit facilities include a five-year $1.5 billion revolving credit facility, which will expire in June 2026 and a 364-day $500 million revolving credit facility, which was entered into in July 2022 and will expire in July 2023. The current pricing for the five-year credit facility, on a fully drawn basis, is Term SOFR plus 1.25%. The pricing of that credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.75%. The current pricing for the 364-day credit facility, on a fully drawn basis, is Term SOFR plus 1.23%. The pricing of that credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.60%.
The provisions of each revolving credit facility restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. We do not expect that this covenant would limit our access to either revolving credit facilities for the foreseeable future.

We generally use our revolving credit facilities to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facilities. These facilities are made available by a syndicate of banks, with various commitments per bank. If any of the banks in this syndicate are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of our working capital. We periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. In addition, we engage in regular communication with all banks participating in our credit facility. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments.
Material Cash Requirements
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. Our primary obligations include principal and interest payments on our outstanding short-term borrowings and long-term debt. In the next year, our most significant debt service obligation is the maturity of our $250.0 million, 3.50% notes due in September 2023. Also in July 2023, our $500 million, 364-day revolving credit facility matures. Our other cash requirements include raw material purchases, lease payments, income taxes, anticipated quarterly dividends, and pension and postretirement benefits, as well as other contractual obligations.
These obligations impact our liquidity and capital resource needs. To meet those cash requirements, we intend to use our existing cash, cash equivalents and internally generated funds, to borrow under our existing credit facilities or under other short-term borrowing facilities and depending on market conditions and upon the significance of the cost of a particular debt maturity to our then-available sources of funds, to obtain additional short- and long-term financing. We believe that cash provided from these sources will be adequate to meet our future cash requirements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements are issued periodically that affect our current and future operations. See note 1 of notes to the accompanying financial statements for further details of these impacts.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
In preparing the financial statements, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets and prepaid allowances. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.
There have been no changes in our critical accounting estimates and assumptions included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.

FORWARD-LOOKING INFORMATION

Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, special charges, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan” and similar expressions. These statements may relate to: the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; disruptions or inefficiencies in the supply chain, including any impact of COVID-19; the expected results of operations of businesses acquired by the Company; the expected impact of the inflationary cost environment, including commodity, packaging materials and transportation costs on our business; the expected impact of pricing actions on the Company's results of operations and gross margins; the impact of price elasticity on our sales volume and mix; the expected impact of factors affecting our supply chain, including transportation capacity, labor shortages, and absenteeism; the expected impact of productivity improvements, including those associated with our Comprehensive Continuous Improvement (CCI) program, streamlining actions, including our GOE program and global enablement initiative; the impact of the ongoing conflict between Russia and Ukraine, including the potential for broader economic disruption; expected working capital improvements; expectations regarding growth potential in various geographies and markets, including the impact from customer, channel, category, and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt, working capital needs, planned capital expenditures, and quarterly dividends; our ability to obtain additional short- and long-term financing or issue additional debt securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.

These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the company's ability to drive revenue growth; the company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the company's reputation or brand name; loss of brand relevance; increased private label use; the company's ability to drive productivity improvements, including those related to our CCI program and streamlining actions, including our GOE program; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crises, including COVID-19; issues affecting the company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; the impact of the ongoing conflict between Russia and Ukraine, including the potential for broader economic disruption; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, including stability of financial institutions, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of increased level of debt service following the Cholula and FONA acquisitions as well as the effects that such increased debt service may have on the company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; risks associated with the phase-out of LIBOR; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; the company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, and volatility in our effective tax rate; climate change; Environmental, Social and Governance (ESG) matters; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described in the company’s filings with the Securities and Exchange Commission.

Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly, any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2022. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2022 fiscal year end.
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

ITEM 1.ARISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2022.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2023.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2022 to December 31, 2022	CS – 23,164 (1)	$84.25	23,164	$535 million
	CSNV – 0	$—	—
January 1, 2023 to January 31, 2023	CS – 0	$—	—	$535 million
	CSNV – 0	$—	—
February 1, 2023 to February 28, 2023	CS – 37,350 (2)	$75.26	37,350	$532 million
	CSNV –	$—	—
Total	CS – 60,514	$78.70	60,514	$532 million
	CSNV –	$—	—

(1) On December 28, 2022, we purchased 23,164 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the common shares on December 28, 2022.

(2) On February 16, 2023 and February 27, 2023 we purchased 20,346 shares and 17,004 shares, respectively, of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the common shares on February 16, 2023 and February 27, 2023, respectively.
As of February 28, 2023, $532.4 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the first quarter of 2023, we issued 130,989 shares of CSNV in exchange for shares of CS and issued 60 shares of CS in exchange for shares of CSNV.

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
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2023, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2023, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

March 28, 2023	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

March 28, 2023	By:	/s/ Gregory P. Repas
Gregory P. Repas
Vice President & Controller
Principal Accounting Officer