Form 10-Q
period 2023-08-31
MCCORMICK & CO INC
filed 2023-10-03
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2023
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2023
Common Stock	17,040,340
Common Stock Non-Voting	251,291,462

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Net sales	$1,684.7	$1,595.6	$4,909.4	$4,654.8
Cost of goods sold	1,061.9	1,028.9	3,108.2	3,004.7
Gross profit	622.8	566.7	1,801.2	1,650.1
Selling, general and administrative expense	371.7	328.1	1,088.3	1,010.6
Transaction and integration expenses	—	—	—	2.2
Special charges	6.1	3.4	47.1	38.0
Operating income	245.0	235.2	665.8	599.3
Interest expense	52.7	37.9	155.5	104.7
Other income, net	7.1	77.4	30.7	89.9
Income from consolidated operations before income taxes	199.4	274.7	541.0	584.5
Income tax expense	42.7	59.3	117.4	115.4
Net income from consolidated operations	156.7	215.4	423.6	469.1
Income from unconsolidated operations	13.4	7.5	37.7	27.2
Net income	$170.1	$222.9	$461.3	$496.3
Earnings per share – basic	$0.63	$0.83	$1.72	$1.85
Earnings per share – diluted	$0.63	$0.82	$1.71	$1.83
Average shares outstanding – basic	268.4	268.3	268.4	268.1
Average shares outstanding – diluted	270.1	270.2	269.8	270.4
Cash dividends paid per share – voting and non-voting	$0.39	$0.37	$1.17	$1.11
Cash dividends declared per share – voting and non-voting	$0.39	$0.37	$0.78	$0.74
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Net income	$170.1	$222.9	$461.3	$496.3
Net income attributable to non-controlling interest	0.7	1.5	3.5	5.2
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	(0.6)	4.5	(2.5)	10.5
Currency translation adjustments	28.8	(114.9)	85.8	(162.2)
Change in derivative financial instruments	8.4	(22.1)	(5.4)	4.7
Tax benefit (expense)	1.2	(3.9)	7.4	(18.8)
Total other comprehensive income (loss)	37.8	(136.4)	85.3	(165.8)
Comprehensive income	$208.6	$88.0	$550.1	$335.7
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	August 31, 2023	November 30, 2022
	(unaudited)
ASSETS
Cash and cash equivalents	$154.7	$334.0
Trade accounts receivable, net of allowances	624.5	573.7
Inventories, net
Finished products	614.6	649.0
Raw materials and work-in-process	610.9	691.1
	1,225.5	1,340.1
Prepaid expenses and other current assets	122.8	138.9
Total current assets	2,127.5	2,386.7
Property, plant and equipment, net	1,285.7	1,198.0
Goodwill	5,252.4	5,212.9
Intangible assets, net	3,364.4	3,387.9
Other long-term assets	960.1	939.4
Total assets	$12,990.1	$13,124.9
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$387.0	$1,236.7
Current portion of long-term debt	1,004.8	270.6
Trade accounts payable	1,099.9	1,171.0
Other accrued liabilities	679.3	754.1
Total current liabilities	3,171.0	3,432.4
Long-term debt	3,385.3	3,642.3
Deferred taxes	864.5	866.3
Other long-term liabilities	499.2	484.7
Total liabilities	7,920.0	8,425.7
Shareholders’ equity
Common stock	592.8	568.6
Common stock non-voting	1,598.7	1,570.0
Retained earnings	3,251.7	3,022.5
Accumulated other comprehensive loss	(393.9)	(480.6)
Total McCormick shareholders' equity	5,049.3	4,680.5
Non-controlling interests	20.8	18.7
Total shareholders’ equity	5,070.1	4,699.2
Total liabilities and shareholders’ equity	$12,990.1	$13,124.9
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Nine months ended August 31,
	2023	2022
Operating activities
Net income	$461.3	$496.3
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	150.4	148.2
Stock-based compensation	51.1	49.1
Gain on the sale of intangible asset	—	(13.6)
Gain on the sale of a business	—	(49.6)
Asset impairment charge	—	10.0
Income from unconsolidated operations	(37.7)	(27.2)
Changes in operating assets and liabilities (net of effect of business disposed)
Trade accounts receivable	(22.9)	(43.6)
Inventories	139.7	(238.5)
Trade accounts payable	(90.4)	100.8
Other assets and liabilities	(41.9)	(209.6)
Dividends from unconsolidated affiliates	50.5	27.8
Net cash flow provided by operating activities	660.1	250.1
Investing activities
Proceeds from sale of business	—	95.2
Proceeds from sale of intangible asset	—	13.6
Capital expenditures (including software)	(187.2)	(166.8)
Other investing activities	2.4	2.5
Net cash flow used in investing activities	(184.8)	(55.5)
Financing activities
Short-term borrowings, net	(850.0)	898.1
Long-term debt borrowings	496.4	—
Payment of debt issuance costs	(1.1)	—
Long-term debt repayments	(12.7)	(768.7)
Proceeds from exercised stock options	15.9	39.9
Taxes withheld and paid on employee stock awards	(10.8)	(19.4)
Common stock acquired by purchase	(26.7)	(26.1)
Dividends paid	(313.8)	(297.5)
Other financing activities	1.6	—
Net cash flow used in financing activities	(701.2)	(173.7)
Effect of exchange rate changes on cash and cash equivalents	46.6	(28.7)
Decrease in cash and cash equivalents	(179.3)	(7.8)
Cash and cash equivalents at beginning of period	334.0	351.7
Cash and cash equivalents at end of period	$154.7	$343.9
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended August 31, 2023
Balance, May 31, 2023	17.2	251.0	$2,177.1	$3,191.4	$(431.5)	$19.9	$4,956.9
Net income			—	170.1	—	—	170.1
Net income attributable to non-controlling interest			—	—	—	0.7	0.7
Other comprehensive income, net of tax			—	—	37.6	0.2	37.8
Dividends			—	(104.7)	—	—	(104.7)
Stock-based compensation			12.6	—	—	—	12.6
Shares purchased and retired	(0.1)	—	(3.0)	(5.1)	—	—	(8.1)
Shares issued	0.1	—	4.8	—	—	—	4.8
Equal exchange	(0.2)	0.2	—	—	—	—	—
Balance, August 31, 2023	17.0	251.2	$2,191.5	$3,251.7	$(393.9)	$20.8	$5,070.1

Nine months ended August 31, 2023
Balance, November 30, 2022	17.4	250.6	$2,138.6	$3,022.5	$(480.6)	$18.7	$4,699.2
Net income			—	461.3	—	—	461.3
Net income attributable to non-controlling interest			—	—	—	3.5	3.5
Other comprehensive income, net of tax			—	—	86.7	(1.4)	85.3
Dividends			—	(209.3)	—	—	(209.3)
Stock-based compensation			51.1	—	—	—	51.1
Shares purchased and retired	(0.5)	—	(15.7)	(22.8)	—	—	(38.5)
Shares issued	0.7	—	17.5	—	—	—	17.5
Equal exchange	(0.6)	0.6	—	—	—	—	—
Balance, August 31, 2023	17.0	251.2	$2,191.5	$3,251.7	$(393.9)	$20.8	$5,070.1

Three months ended August 31, 2022
Balance, May 31, 2022	17.8	250.5	$2,119.2	$2,933.6	$(454.6)	$16.9	$4,615.1
Net income			—	222.9	—	—	222.9
Net income attributable to non-controlling interest			—	—	—	1.5	1.5
Other comprehensive income, net of tax			—	—	(135.4)	(1.0)	(136.4)
Dividends			—	(99.2)	—	—	(99.2)
Stock-based compensation			12.2	—	—	—	12.2
Shares purchased and retired	(0.2)	—	(4.8)	(8.9)	—	—	(13.7)
Shares issued	0.1	—	4.3	—	—	—	4.3
Equal exchange	(0.1)	0.1	—	—	—	—	—
Balance, August 31, 2022	17.6	250.6	$2,130.9	$3,048.4	$(590.0)	$17.4	$4,606.7

Nine months ended August 31, 2022
Balance, November 30, 2021	17.8	249.5	$2,055.1	$2,782.4	$(426.5)	$14.5	$4,425.5
Net income			—	496.3	—	—	496.3
Net income attributable to non-controlling interest			—	—	—	5.2	5.2
Other comprehensive income, net of tax			—	—	(163.5)	(2.3)	(165.8)
Dividends			—	(198.4)	—	—	(198.4)
Stock-based compensation			49.1	—	—	—	49.1
Shares purchased and retired	(0.5)	—	(14.9)	(31.9)	—	—	(46.8)
Shares issued	1.3	0.1	41.6	—	—	—	41.6
Equal exchange	(1.0)	1.0	—	—	—	—	—
Balance, August 31, 2022	17.6	250.6	$2,130.9	$3,048.4	$(590.0)	$17.4	$4,606.7
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
The results of consolidated operations for the nine-month period ended August 31, 2023 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half of the fiscal year. The historical increase in net sales, net income and cash flow from operations in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2022.
Accounting Pronouncements Recently Adopted
In 2022, we adopted the FASB issued ASU No. 2022-06: Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which deferred the sunset date of Topic 848 which provides optional expedients for a limited time for accounting for transactions affected by the London Interbank Offered Rate (LIBOR) being discontinued. Arrangements that were entered into in 2022, including our fixed to variable interest rate swaps expiring in April 2030, and cross-currency interest rate swaps expiring in April 2030, do not use LIBOR as a reference rate. During the first quarter of 2023 we amended our interest rate swaps expiring in November 2025 and August 2027, and the cross currency and interest rate swaps expiring in August 2027 to no longer use LIBOR. Also, in March 2023 we amended our five-year revolving credit facility expiring in July 2026 to no longer use LIBOR. Our adoption of this standard was completed in the second quarter of 2023. There was no material impact to our consolidated financial statements.
Recently Issued Accounting Pronouncements — Pending Adoption
In September 2022, the FASB issued ASU No. 2022-04: Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to enhance the transparency of these programs by disclosing the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a roll forward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard’s requirements to disclose the key terms of the programs and information about obligations outstanding are effective for all interim and annual periods of our fiscal year ending November 30, 2024. The new standard’s requirement to disclose a roll-forward of obligations outstanding will be effective for our fiscal year ending November 30, 2025. Early adoption is permitted. We do not believe the adoption of this new standard will have a material impact on our consolidated financial statements.

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

We continue to evaluate changes to our organizational structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
The following is a summary of special charges recognized in the three and nine months ended August 31, 2023 and 2022
(in millions):

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Employee severance and related benefits	$1.1	$1.9	$32.9	$23.6
Other costs
Cash	4.4	0.9	12.4	6.9
Non-Cash	0.6	0.6	1.8	21.1
Total special charges	6.1	3.4	47.1	51.6
Gain on sale of exited brand	—	—	—	(13.6)
Total	$6.1	$3.4	$47.1	$38.0

During the three months ended August 31, 2023, we recorded $6.1 million of special charges, consisting principally of $3.6 million associated with our Global Operating Effectiveness (GOE) program, as more fully described below, $1.7 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA), as more fully described below, and streamlining actions of $0.8 million in the Americas region.
During the nine months ended August 31, 2023, we recorded $47.1 million of special charges, consisting principally of $37.0 million associated with our GOE program, as more fully described below, $3.9 million associated with the transition of a manufacturing facility in EMEA, as more fully described below, and streamlining actions of $5.3 million in the Americas region, and $0.9 million in the EMEA region.
During the three months ended August 31, 2022, we recorded $3.4 million of special charges. Those special charges principally consisted of $1.0 million associated with the transition of a manufacturing facility in EMEA, as more fully described below, $0.8 million associated with the exit of our consumer business in Russia, as more fully described below, and streamlining actions of $0.4 million in the Americas region, and $1.2 million in the EMEA region.
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
In 2022, our Management Committee approved the GOE program. The GOE program included a voluntary retirement plan, which included enhanced separation benefits to certain U.S. employees aged 55 years or older with at least ten years of service to the company. This voluntary retirement plan commenced in November 2022 and participants were required to submit their notifications by December 30, 2022. As of November 30, 2022, we had accrued special charges of $5.6 million, consisting of employee severance and related benefits. Upon all eligible employees submitting their notifications by the end of December 2022, we accrued an additional $19.7 million during the first quarter of 2023. All related payments will be made in fiscal year 2023 as all of the affected employees will leave the company in 2023. Other special charges recognized during the three months ended August 31, 2023, under our GOE program included $0.9 million in severance and related benefits costs and $2.7 million of third-party expenses and other costs. Other special charges recognized during the nine months ended August 31, 2023, under our GOE program included $12.4 million in severance and related benefits costs and $4.9 million of third-party expenses and other costs.
In 2022, our Management Committee approved an initiative to consolidate our manufacturing operations in the United Kingdom into a net-zero carbon condiments manufacturing and distribution center facility with state-of-the-art technology. We expect to execute these changes to our supply chain operations and improve profitability, from a combination of lower headcount and non-headcount costs, by consolidating our operations into a scalable platform while expanding our capacity. We expect the cost of the initiative to approximate $40 million which will be recognized as special charges in our consolidated income statement during 2022, 2023 and the first half of 2024. Of that $40 million, we expect the costs to include employee severance and related benefits, non-cash accelerated depreciation, equipment relocation costs, decommissioning and other property related lease exit costs, all directly related to the initiative. During the three months ended August 31, 2023, we recognized $0.4 million in accelerated depreciation and $1.3 million in third party expenses and other costs. During the nine months ended August 31, 2023, we recognized $1.2 million in accelerated depreciation and $2.7 million in third party expenses and other costs. During the three months ended August 31, 2022, we recorded $0.6 million in accelerated depreciation and $0.4 million in third party expenses and other costs. During the nine months ended August 31, 2022, we recorded $12.5 million in severance and related benefits costs, $3.3 million in accelerated depreciation and $2.6 million in third party expenses and other costs.
As of August 31, 2023, accruals associated with special charges of $20.7 million, are included in other accrued liabilities in our consolidated balance sheet.
The following is a breakdown by business segment of special charges for the three and nine months ended August 31, 2023 and 2022 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Consumer segment	$2.2	$1.8	$29.6	$16.1
Flavor solutions segment	3.9	1.6	17.5	21.9
Total special charges	$6.1	$3.4	$47.1	$38.0

Integration Expenses
Integration expenses recognized during the nine months ended August 31, 2022 were $2.2 million, relating to the acquisition of FONA International, LLC (FONA).
3.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS
On April 6, 2023, we issued $500 million aggregate principal amount of 4.950% unsecured senior notes due 2033. Interest is payable semi-annually in April and October of each year, beginning on October 15, 2023. The net proceeds received from the issuance of these notes of $496.4 million were used to repay a portion of the Company's outstanding commercial paper borrowings. As part of the issuance of new debt, we entered and settled treasury locks in a notional amount of $250.0 million to manage our interest rate risk associated with the issuance of the unsecured senior notes. We designated the treasury lock arrangements as cash flow hedges with the realized loss of $2.6 million to be amortized to interest expense over the life of the underlying debt.
In June 2023, we entered into a 364-day $500 million revolving credit facility which will expire in June 2024 and simultaneously cancelled the 364-day $500 million revolving credit facility which was set to expire in July 2023. The current pricing for that credit facility, on a fully drawn basis, is SOFR + 1.23%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to SOFR + 1.60%. The provisions of this revolving credit facility restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio, consistent with our $1.5 billion five-year revolving credit facility. We do not expect that this covenant would limit our access to this revolving credit facility for the foreseeable future.
On September 1, 2023, we repaid our $250 million, 3.50% notes due in September 2023.
In the third quarter 2023, we executed a nonrecourse accounts receivable sale program whereby certain eligible U.S. receivables are sold to third party financial institution in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institution. We account for the transfer of receivables as a sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. Receivables sold under this program were approximately $26.1 million during the three and nine months ended August 31, 2023. Of that amount, we collected $11.3 million on behalf of the financial institution during the three and nine months ended August 31, 2023. The incremental costs of selling receivables under this arrangement were insignificant for the three and nine months ended August 31, 2023.
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
At August 31, 2023, we had foreign currency exchange contracts to purchase or sell $966.5 million of foreign currencies as compared to $560.5 million at November 30, 2022. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. All foreign currency exchange contracts outstanding at August 31, 2023 have durations of less than 18 months, including $178.6 million of notional contracts that have durations of less than one month and are used to hedge short-term cash flow funding.
Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of inventory in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. The gains and losses on these contracts are deferred in accumulated other comprehensive income until the hedged item is recognized in cost of goods sold, at which time the net amount deferred in accumulated other comprehensive income is also recognized in cost of goods sold. Hedges of foreign currency denominated assets and liabilities include foreign currency exchange contracts with a notional value of $757.3 million at August 31, 2023. These foreign currency exchange contracts manage both exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. Gains and losses from contracts that are designated as hedges of assets, liabilities or firm commitments are recognized through income, offsetting the change in fair value of the hedged item.
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
The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
As of August 31, 2023
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other long-term liabilities	$600.0	$56.3
Foreign exchange contracts	Other current assets	275.9	3.6	Other accrued liabilities	690.6	18.9
Cross currency contracts	Other current assets / Other long-term assets	719.4	23.4	Other long-term liabilities	237.6	5.2
Total			$27.0			$80.4
As of November 30, 2022
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other long-term liabilities	$600.0	$42.4
Foreign exchange contracts	Other current assets	344.9	11.0	Other accrued liabilities	215.6	1.5
Cross currency contracts	Other current assets / Other long-term assets	680.0	44.5	Other long-term liabilities	226.1	8.3
Total			$55.5			$52.2
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
In the second quarter of 2023, we amended our five-year revolving credit facility expiring in July 2026 to no longer use LIBOR. The current pricing for the five-year credit facility, on a fully drawn basis, is SOFR plus 1.25%.
The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive loss (AOCI) and our consolidated income statement for the three and nine months ended August 31, 2023 and 2022 (in millions):

Fair Value Hedges

Derivative	Income statement location	(Expense) income
		Three months ended August 31, 2023	Three months ended August 31, 2022	Nine months ended August 31, 2023	Nine months ended August 31, 2022
Interest rate contracts	Interest expense	$(4.9)	$0.6	$(12.6)	$5.4

	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2023	2022	Hedged item		2023	2022
Three months ended August 31,
Foreign exchange contracts	Other income, net	$(12.4)	$3.6	Intercompany loans	Other income, net	$10.0	$(3.2)
Nine months ended August 31,
Foreign exchange contracts	Other income, net	$(18.1)	$6.9	Intercompany loans	Other income, net	$17.1	$(6.1)

The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three and nine months ended August 31, 2023 and 2022.

Cash Flow Hedges
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
	2023	2022		2023	2022
Three months ended August 31,
Interest rate contracts	$—	$1.8	Interest expense	$—	$18.8
Foreign exchange contracts	0.7	2.8	Cost of goods sold	(0.4)	0.7
Total	$0.7	$4.6		$(0.4)	$19.5
Nine months ended August 31,
Interest rate contracts	$(2.6)	$18.7	Interest expense/ Other income, net	$0.2	$19.1
Foreign exchange contracts	(1.7)	5.2	Cost of goods sold	0.9	0.7
Total	$(4.3)	$23.9		$1.1	$19.8

As of August 31, 2023, the net amount of accumulated other comprehensive loss associated with all cash flow and settled interest rate fair value hedge derivatives expected to be reclassified in the next 12 months is $0.5 million as a decrease to earnings.

Net Investment Hedges
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
	2023	2022		2023	2022
Three months ended August 31,
Cross currency contracts	$(8.0)	$29.7	Interest expense	$2.7	$2.4
Nine months ended August 31,
Cross currency contracts	$(17.6)	$51.8	Interest expense	$8.9	$4.1
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

At August 31, 2023 and November 30, 2022, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		August 31, 2023
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$154.7	$154.7	$—
Insurance contracts	114.6	—	114.6
Bonds and other long-term investments	2.3	2.3	—
Foreign currency derivatives	3.6	—	3.6
Cross currency contracts	23.4	—	23.4
Total	$298.6	$157.0	$141.6
Liabilities
Foreign currency derivatives	$18.9	$—	$18.9
Interest rate derivatives	56.3	—	56.3
Cross currency contracts	5.2	—	5.2
Total	$80.4	$—	$80.4

		November 30, 2022
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$334.0	$334.0	$—
Insurance contracts	110.0	—	110.0
Bonds and other long-term investments	5.1	5.1	—
Foreign currency derivatives	11.0	—	11.0
Cross currency contracts	44.5	—	44.5
Total	$504.6	$339.1	$165.5
Liabilities
Foreign currency derivatives	$1.5	$—	$1.5
Interest rate derivatives	42.4	—	42.4
Cross currency contracts	8.3	—	8.3
Total	$52.2	$—	$52.2
At August 31, 2023 and November 30, 2022, the carrying amounts of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bond and other long-term investments were equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.
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

The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	August 31, 2023	November 30, 2022
Carrying amount	$4,390.1	$3,912.9

Level 1 valuation techniques	$3,923.0	$3,424.8
Level 2 valuation techniques	164.4	176.1
Total fair value	$4,087.4	$3,600.9
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
The following table presents the components of our pension (income) and other postretirement benefits expense for the three months ended August 31, 2023 and 2022 (in millions):

	United States pension		International pension		Other postretirement benefits
	2023	2022	2023	2022	2023	2022
Service cost	$0.5	$0.9	$0.2	$0.2	$0.4	$0.4
Interest costs	9.0	6.5	2.5	1.7	0.7	0.4
Expected return on plan assets	(10.6)	(10.7)	(3.9)	(3.1)	—	—
Amortization of prior service costs	0.2	0.2	—	—	(0.1)	—
Amortization of net actuarial losses (gains)	0.1	2.2	—	0.3	(0.6)	(0.1)
Settlement loss	—	—	—	0.2	—	—
Total (income) expense	$(0.8)	$(0.9)	$(1.2)	$(0.7)	$0.4	$0.7

The following table presents the components of our pension (income) and other postretirement benefits expense for the nine months ended August 31, 2023 and 2022 (in millions):

	United States pension		International pension		Other postretirement benefits
	2023	2022	2023	2022	2023	2022
Service cost	$1.5	$2.7	$0.5	$0.6	$1.0	$1.3
Interest costs	27.1	19.7	7.3	5.3	1.9	1.2
Expected return on plan assets	(31.8)	(32.1)	(11.3)	(9.4)	—	—
Amortization of prior service costs	0.4	0.4	0.1	0.1	(0.3)	(0.2)
Amortization of net actuarial losses (gains)	0.2	6.5	(0.1)	1.0	(1.6)	(0.2)
Settlement loss	—	—	—	0.2	—	—
Total (income) expense	$(2.6)	$(2.8)	$(3.5)	$(2.2)	$1.0	$2.1
During the nine months ended August 31, 2023 and 2022, we contributed $7.4 million and $9.9 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2022 were $11.4 million.
All of the amounts in the tables above for pension (income) and other postretirement benefits expense, other than service cost, were included in other income, net within our consolidated income statements. The net aggregate amount of pension and other postretirement benefits (income), excluding service cost components, was $(2.7) million and $(2.4) million for the three months ended August 31, 2023 and 2022, respectively. For the nine months ended August 31, 2023 and 2022, the net aggregate amount of pension and other postretirement benefits income, excluding service cost components was $(8.1) million and $(7.5) million, respectively.

6.    STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units ("RSUs"), stock options, company stock awarded as part of our long-term performance plan ("LTPP") and price-vested stock options. The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Stock-based compensation expense	$12.6	$12.2	$51.1	$49.1

Our 2023 annual grant of stock options and RSUs occurred in the second quarter, similar to the 2022 annual grant. The weighted -average grant-date fair value of each stock option granted in 2023 was $19.35 and in 2022 was $22.08 as calculated under a lattice pricing model. Substantially all of the stock options and RSUs granted in 2023 and 2022 vest ratably over a three-year period or, if earlier, upon the retirement eligibility date of the holder. The fair values of stock option grants in the stated periods were computed using the following range of assumptions for our various stock compensation plans:

	2023	2022
Risk-free interest rates	3.5% - 4.9%	0.2% - 2.5%
Dividend yield	1.9%	1.5%
Expected volatility	21.8%	21.2%
Expected lives (in years)	7.3	7.6

The following is a summary of our stock option activity for the nine months ended August 31, 2023 and 2022:

	2023		2022
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	4.8	$67.08	5.0	$59.71
Granted	0.9	81.79	0.7	96.92
Exercised	(0.4)	47.85	(0.8)	47.40
Outstanding at end of the period	5.3	$70.43	4.9	$67.13
Exercisable at end of the period	3.9	$64.29	3.5	$57.97
As of August 31, 2023, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $78.1 million and for options currently exercisable was $77.9 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2023 and 2022 was $11.1 million and $40.2 million, respectively.
The following is a summary of our RSU activity for the nine months ended August 31, 2023 and 2022:

	2023		2022
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	480	$77.62	563	$69.52
Granted	243	78.33	208	94.21
Vested	(225)	78.16	(251)	71.90
Forfeited	(19)	85.58	(30)	84.27
Outstanding at end of period	479	$77.38	490	$77.86

The following is a summary of our price-vested stock options activity for the nine months ended August 31, 2023 and 2022:

	2023		2022
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	2,107	$9.40	2,193	$9.40
Forfeited	(52)	9.40	(62)	9.40
Outstanding at end of period	2,055	$9.40	2,131	$9.40
The following is a summary of our LTPP activity for the nine months ended August 31, 2023 and 2022:

	2023		2022
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	451	$106.32	497	$83.74
Granted	167	89.00	151	95.00
Vested	(176)	86.14	(251)	75.26
Forfeited	(18)	93.18	(4)	95.29
Outstanding at end of period	424	$93.68	393	$93.40

7.    INCOME TAXES
Income tax expense for the three months ended August 31, 2023 included $3.3 million of net discrete tax benefits consisting principally of the following: (i) $2.2 million of tax benefits from the net reversal of certain prior year reserves for unrecognized tax benefits and related interest in non-U.S. jurisdictions, (ii) $0.8 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in non-U.S. jurisdictions, (iii) $0.6 million of excess tax benefits associated with stock-based compensation, (iv) $1.5 million of tax benefits resulting from an adjustment to a prior year tax accrual, and related deferred taxes, based on the final returns filed, and (v) $1.9 million of tax expense related to certain unremitted prior year earnings.
Income tax expense for the nine months ended August 31, 2023 included $10.1 million of net discrete tax benefits consisting principally of the following: (i) $3.2 million of tax benefits associated with the adjustment of a valuation allowance due to changes in judgment about the realizability of the deferred tax asset, (ii) $2.2 million of tax benefits from the net reversal of certain prior reserves for unrecognized tax benefits and related interest in non-U.S. jurisdictions, (iii) $2.0 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in non-U.S. jurisdictions, (iv) $1.2 million of tax benefit related to a tax settlement, (v) $0.8 million of tax benefits related to the revaluation of deferred taxes resulting from changes in tax rates, (vi) $1.0 million of excess tax benefits associated with stock-based compensation, (vii) $1.5 million of tax benefits resulting from an adjustment to a prior year tax accrual, and related deferred taxes, based on the final returns filed, and (viii) $1.9 million of tax expense related to certain unremitted prior year earnings.
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
Other than the discrete tax benefits previously mentioned and additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the nine months ended August 31, 2023.
As of August 31, 2023, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

8.    CAPITAL STOCK AND EARNINGS PER SHARE
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Average shares outstanding – basic	268.4	268.3	268.4	268.1
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.7	1.9	1.4	2.3
Average shares outstanding – diluted	270.1	270.2	269.8	270.4

The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Anti-dilutive securities	1.8	1.6	1.8	0.7
The following table sets forth common stock activity (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Shares issued under stock options, RSUs, LTPP and employee stock purchase plans	0.1	0.1	0.7	1.4
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, and LTPP	0.1	0.2	0.5	0.5
As of August 31, 2023, $510.5 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive loss, net of tax, where applicable (in millions):

	August 31, 2023	November 30, 2022
Foreign currency translation adjustment (1)	$(312.1)	$(405.3)
Unrealized gain on foreign currency exchange contracts	1.8	3.8
Unamortized value of settled interest rate swaps	(2.8)	(0.6)
Pension and other postretirement costs	(80.8)	(78.5)
Accumulated other comprehensive loss	$(393.9)	$(480.6)
(1)During the nine months ended August 31, 2023, the foreign currency translation adjustment of accumulated other comprehensive loss decreased on a net basis by $93.2 million, inclusive of $17.6 million of unrealized losses associated with net investment hedges. These net investment hedges are more fully described in note 3.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended		Nine months ended		Affected Line Items in the Condensed Consolidated Income Statement
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$—	$(0.1)	$(0.2)	$(0.4)	Interest expense
Treasury lock contracts(1)	—	(18.7)	—	(18.7)	Other income, net
Foreign exchange contracts	0.4	(0.7)	(0.9)	(0.7)	Cost of goods sold
Total before tax	0.4	(19.5)	(1.1)	(19.8)
Tax effect	(0.1)	4.9	0.3	5.0	Income tax expense
Net, after tax	$0.3	$(14.6)	$(0.8)	$(14.8)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (2)	$0.1	$0.2	$0.2	$0.3	Other income, net
Amortization of net actuarial (gains) losses (1)	(0.5)	2.6	(1.5)	7.5	Other income, net
Total before tax	(0.4)	2.8	(1.3)	7.8
Tax effect	0.1	(0.6)	0.3	(1.8)	Income tax expense
Net, after tax	$(0.3)	$2.2	$(1.0)	$6.0
(1)The settlement of these treasury locks is further described in note 11.
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended August 31, 2023
Net sales	$937.1	$747.6	$1,684.7
Operating income excluding special charges	173.3	77.8	251.1
Income from unconsolidated operations	11.9	1.5	13.4

Three months ended August 31, 2022
Net sales	$927.9	$667.7	$1,595.6
Operating income excluding special charges	183.7	54.9	238.6
Income from unconsolidated operations	6.6	0.9	7.5

Nine months ended August 31, 2023
Net sales	$2,758.7	$2,150.7	$4,909.4
Operating income excluding special charges	500.3	212.6	712.9
Income from unconsolidated operations	36.5	1.2	37.7

Nine months ended August 31, 2022
Net sales	$2,720.1	$1,934.7	$4,654.8
Operating income excluding special charges and transaction and integration expenses	475.5	164.0	639.5
Income from unconsolidated operations	23.4	3.8	27.2

A reconciliation of operating income excluding special charges and transaction and integration expenses, to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended August 31, 2023
Operating income excluding special charges	$173.3	$77.8	$251.1
Less: Special charges	2.2	3.9	6.1
Operating income	$171.1	$73.9	$245.0

Three months ended August 31, 2022
Operating income excluding special charges	$183.7	$54.9	$238.6
Less: Special charges	1.8	1.6	3.4
Operating income	$181.9	$53.3	$235.2

Nine months ended August 31, 2023
Operating income excluding special charges	$500.3	$212.6	$712.9
Less: Special charges	29.6	17.5	47.1
Operating income	$470.7	$195.1	$665.8

Nine months ended August 31, 2022
Operating income excluding special charges and transaction and integration expenses	$475.5	$164.0	$639.5
Less: Special charges	16.1	21.9	38.0
Less: Transaction and integration expenses	—	2.2	2.2
Operating income	$459.4	$139.9	$599.3

The following table sets forth our net sales, by geographic area, for the three and nine months ended August 31, 2023 and 2022 (in millions):

	Americas	EMEA	APAC	Total

Three months ended August 31, 2023	$1,203.3	$304.4	$177.0	$1,684.7
Three months ended August 31, 2022	1,141.7	262.9	191.0	1,595.6

Nine months ended August 31, 2023	3,475.8	899.0	534.6	4,909.4
Nine months ended August 31, 2022	3,266.8	841.2	546.8	4,654.8

11.    OTHER INCOME, NET
The following is a summary of other income, net recognized in the three and nine months ended August 31, 2023 and 2022
(in millions):

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
Gain on sale of business	$—	$49.6	$—	$49.6
Gain on settlement of treasury lock	—	18.7	—	18.7
Pension and other postretirement benefit income	2.7	2.4	8.0	7.5
Interest income	9.4	4.8	26.4	11.7
Other	(5.0)	1.9	(3.7)	2.4
Total other income, net	$7.1	$77.4	$30.7	$89.9

During the three months ended May 31, 2022, we entered into treasury lock arrangements with a notional amount totaling $200 million in order to manage our interest rate risk associated with the anticipated issuance of at least $200 million of fixed rate debt by August 2022. We designated these treasury lock arrangements as cash flow hedges with any unrealized gain, prior to settlement, recognized in accumulated other comprehensive income. During the three months ended August 31, 2022, we settled $200 million notional treasury locks upon determining we would not issue fixed rate debt but rather enter into a $500 million 364-day revolving credit facility. The proceeds received upon settlement of these treasury lock arrangements were $18.7 million.
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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand McCormick & Company, Incorporated, our operations, and our present business environment from the perspective of management. MD&A is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the accompanying notes thereto, included in Item 1 of this report. We use certain non-GAAP information – more fully described below under the caption Non-GAAP Financial Measures – that we believe is important for purposes of comparison to prior periods and development of future projections and earnings growth prospects. This information is also used by management to measure the profitability of our ongoing operations and analyze our business performance and trends. Unless otherwise noted, the dollar and share information in the charts and tables in MD&A are in millions, except per share data.

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
Global Economic Conditions and Inflationary Cost Environment – During fiscal 2021 and 2022, we experienced inflationary cost increases in our commodities, packaging materials and transportation costs. We expect that these inflationary cost increases will continue but we anticipate they will be mitigated by our 2023 pricing actions, the effect of pricing actions executed in 2022, our organization and streamlining actions, including our Global Operating Effectiveness (GOE) program, and by our Comprehensive Continuous Improvement (CCI) program-led cost savings. There has been, and we expect there could continue to be, a difference between the timing of when the impact of cost inflation occurs and when these pricing and other actions impact our results of operations. Additionally, in some instances the pricing actions we take have been impacted by price elasticity which unfavorably impacts our sales volume and mix.

Our interest expense is impacted by the overall global economic and interest rate environment. The inflationary environment has also resulted in central banks raising short-term interest rates. As of August 31, 2023, we had total outstanding variable rate debt of approximately $438.2 million. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to achieve a desired mix of fixed and variable rate debt. As of both August 31, 2023 and 2022, we had total outstanding fixed to variable interest rate swaps of $600 million notional. We expect that our interest expense will increase in 2023 as a result of the higher interest rate environment.
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
We are making investments to build the McCormick of the future, including the expansion of our Global Business Services (GBS) organization to transform McCormick through globally aligned processes, and innovative services to enable growth. Simultaneously, we continue to progress our global enterprise resource planning (ERP) replacement program which will enable us to accelerate the transformation of our ways of working and provide a scalable platform for growth. We will concentrate our global ERP focus on our operations in the U.S. over the next several years, or through 2027. We expect that our annual capital expenditures, including the capitalized software associated with our ERP program, over the next several years will continue to approximate 4% of our sales. We expect that our operating expenses associated with our global ERP program through 2027 will approximate $35 million to $50 million annually.
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
The extent and nature of government actions, customer and end-consumer demand varied during 2022, 2021 and 2020. However, the impact of COVID-19 during the quarters ended August 31, 2023 and 2022, based upon the then-current extent and severity of the COVID-19 pandemic within the countries, localities and markets where we do business, were generally comparable with the exception of the impact on our results of operations in the Asia/Pacific (APAC) region, specifically within China where we experienced a negative impact to consumer behavior in 2022, related to the impact of restrictive measures imposed associated with COVID-19 resurgences. We expect the impact of COVID-19 during 2023 to be mitigated from that experienced in 2022.
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

2023 Outlook
In 2023, we expect to grow net sales over the 2022 level by 5% to 7%, which includes a minimal impact of foreign currency rates. We anticipate that the 2023 sales growth will be driven by pricing actions, including the completion of those executed in 2022 in conjunction with cost savings which are expected to offset inflationary pressures. We expect volume and product mix to be impacted by pricing elasticities, although, consistent with 2022, at a lower level than we have experienced historically. We anticipate that our volume and product mix will also be impacted by the combined impact of the divestiture of our Giotti canning business early in the fourth quarter of 2023, the divestiture of our Kitchen Basics brand in the third quarter of last year, the exit of our consumer business in Russia during the second quarter of last year, and the pruning of low margin businesses.
We expect our 2023 gross profit margin to range from 110 basis points to 140 basis points higher than our gross profit margin of 35.8% in 2022. The projected 2023 increase in gross profit margin is principally due to the net effect of (i) the favorable impact of pricing actions in response to increased commodity, packaging materials and transportation costs, (ii) the favorable impact of anticipated GOE program and CCI cost savings, and (iii) a low to mid-teen percentage impact of inflation in 2023 compared to 2022. As we recover the cost inflation of our pricing that has lagged in the past two years, we expect cost pressures to be more than offset by pricing actions and our expected cost savings in 2023.
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
We also expect that our income from unconsolidated operations, including the performance of our largest joint venture, McCormick de Mexico, will increase.
Diluted earnings per share was $2.52 in 2022. Diluted earnings per share for 2023 is projected to range from $2.46 to $2.51. Excluding the per share impact of (i) special charges of $51.6 million; (ii) integration expenses of $2.2 million; and (iii) the gain realized upon our sale of Kitchen Basics of $49.6 million, adjusted diluted earnings per share was $2.53 in 2022. Adjusted diluted earnings per share, excluding an estimated per share impact from special charges of $0.16, is projected to range from $2.62 to $2.67 in 2023. We expect adjusted diluted earnings per share to grow by 4% to 6% over adjusted diluted earnings per share of $2.53 in 2022, including a minimal impact from foreign currency rates.

RESULTS OF OPERATIONS – COMPANY

	Three months ended		Nine months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Net sales	$1,684.7	$1,595.6	$4,909.4	$4,654.8
Percent increase	5.6%	3.0%	5.5%	1.5%
Components of percent change in net sales – increase (decrease):
Pricing actions	7.8%	9.7%	9.7%	7.1%
Volume and product mix	(2.1)%	(3.1)%	(2.5)%	(3.6)%
Acquisitions	—%	—%	—%	0.2%
Divestitures	(0.2)%	(0.5)%	(0.4)%	(0.2)%
Foreign exchange	0.1%	(3.1)%	(1.3)%	(2.0)%
Gross profit	$622.8	$566.7	$1,801.2	$1,650.1
Gross profit margin	37.0%	35.5%	36.7%	35.4%
Sales for the third quarter of 2023 increased by 5.6% from the prior year level and increased by 5.5% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Pricing actions, taken in response to the inflationary cost environment, increased sales by 7.8% compared to the prior year period. Unfavorable volume and product mix decreased sales by 2.1%, including the impact of price elasticity. Our consumer segment drove that unfavorable volume and product mix. The impact of the recovery experienced in the prior year quarter from the COVID-19 restrictive measures that existed in China as well as a slower recovery in the third quarter of 2023 unfavorably impacted volume and product mix by approximately 1.2%. Also, our decisions to exit our consumer operations in Russia and discontinue certain low margin businesses also contributed approximately 0.8% to the unfavorable impact of volume and product mix. The divestiture of our Kitchen Basics business unfavorably impacted sales by 0.2% as compared to the prior year period. Sales were also impacted by favorable foreign currency rates that increased net sales by 0.1% in the third quarter of 2023 compared to the year-ago quarter and is excluded from our measure of sales growth of 5.5% on a constant currency basis.

Sales for the nine months ended August 31, 2023 increased by 5.5% from the prior year level and increased by 6.8% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, increased sales by 9.7% compared to the prior year period. Unfavorable volume and product mix decreased sales by 2.5%, including the impact of price elasticity. Both our flavor solutions and consumer segments experienced unfavorable volume and product mix. Our decisions to exit our consumer operations in Russia and discontinue certain low margin businesses also contributed approximately 0.8% to the unfavorable impact of volume and product mix. The divestiture of our Kitchen Basics business unfavorably impacted sales by 0.4% as compared to the prior year period. Sales were impacted by unfavorable foreign currency rates that decreased sales by 1.3% in the nine months ended August 31, 2023 as compared to the year-ago period and is excluded from our measure of sales growth of 6.8% on a constant currency basis.
Gross profit for the third quarter of 2023 increased by $56.1 million, or 9.9%, from the comparable period in 2022. Our gross profit margin for the three months ended August 31, 2023 was 37.0%, an increase of 150 basis points from the comparable period in 2022. The increase in gross profit margin in the quarter ended August 31, 2023 was driven by the favorable impact of our pricing actions taken in response to increased costs, favorable transportation costs and cost savings led by our CCI and GOE programs. These favorable impacts were partially offset by increased commodity costs, and unfavorable segment mix, all as compared to the 2022 period.
Gross profit for the nine months ended August 31, 2023 increased by $151.1 million, or 9.2%, from the comparable period in 2022. Our gross profit margin for the nine months ended August 31, 2023 was 36.7%, an increase of 130 basis points from the same period in 2022 driven by the favorable impact of our pricing actions taken in response to increased costs, favorable product mix within our segments, favorable transportation costs, and cost savings led by our CCI and GOE programs. These favorable impacts were partially offset by increased commodity costs, higher conversion costs, and unfavorable segment mix, all as compared to the 2022 period.

	Three months ended		Nine months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Selling, general & administrative expense (SG&A)	$371.7	$328.1	$1,088.3	$1,010.6
Percent of net sales	22.1%	20.5%	22.2%	21.7%
SG&A increased by $43.6 million in the third quarter of 2023 as compared to the 2022 level, driven primarily by higher performance-based employee incentive expense, along with increases in selling, marketing and distribution costs were partially offset by CCI-led and GOE cost savings and favorable investment results associated with non-qualified retirement plan assets, all as compared to the 2022 period. SG&A as a percentage of net sales increased by 160 basis points from the prior year levels due primarily to the net impact of the previously mentioned factors, all as compared to the prior year period.
SG&A increased by $77.7 million in the nine months ended August 31, 2023 compared to the 2022 level, as increased distribution costs, increased selling and marketing costs and higher performance-based employee incentive expense were partially offset by CCI-led and GOE cost savings and favorable investment results associated with non-qualified retirement plan assets, all as compared to the 2022 period. SG&A as a percent of net sales for the nine months ended August 31, 2023 increased 50 basis points from prior year as the net impact of the previously mentioned factors was partially offset by the impact of the higher sales base, all as compared to the prior year period.

	Three months ended		Nine months ended
	August 31, 2023	August 31, 2022	Aug 31, 2023	Aug 31, 2022
Total special charges	$6.1	$3.4	$47.1	$38.0

During the three months ended August 31, 2023, we recorded $6.1 million of special charges. Those special charges principally consisted of $3.6 million associated with the GOE program, $1.7 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA), and streamlining actions of $0.8 million in the Americas region.
During the nine months ended August 31, 2023, we recorded $47.1 million of special charges. Those special charges principally consisted of $37.0 million associated with the GOE program, $3.9 million associated with the transition of a manufacturing facility in EMEA, and streamlining actions of $5.3 million in the Americas region, and $0.9 million in the EMEA region.
During the three months ended August 31, 2022, we recorded $3.4 million of special charges. Those special charges principally consisted of $1.0 million associated with the transition of a manufacturing facility in EMEA, $0.8 million associated with the exit of our consumer business in Russia, and streamlining actions of $0.4 million in the Americas region, and $1.2 million in the EMEA region.
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

Details with respect to the composition of special charges are included in note 2 of the notes to the accompanying condensed consolidated financial statements.

	Three months ended		Nine months ended
	August 31, 2023	August 31, 2022	Aug 31, 2023	Aug 31, 2022
Total integration expenses	$—	$—	$—	$2.2

During the nine months ended August 31, 2022, we recorded $2.2 million of integration expenses related to our acquisition of FONA.

	Three months ended		Nine months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Interest expense	$52.7	$37.9	$155.5	$104.7
Other income, net	7.1	77.4	30.7	89.9

Interest expense increased by $14.8 million and $50.8 million in the three and nine months ended August 31, 2023, as compared to the prior year periods, as the effects of the higher interest rate environment more than offset lower average borrowing levels. Other income, net for the three and nine months ended August 31, 2023 decreased by $70.3 million and $59.2 million, as compared to the prior year periods. Other income, net for the three and nine months ended August 31, 2022 included a $49.6 million gain on the sale of our Kitchen Basics business and $18.7 million associated with the settlement of treasury lock arrangements, both of which are more fully described in the notes to the accompanying condensed consolidated financial statements. The remaining decrease in the third quarter of 2023 was due primarily to fluctuations in foreign exchange rates, partially offset by higher interest income, principally associated with the higher interest rate environment. The remaining increase for the nine months ended August 31, 2023 was primarily driven by higher interest income, also principally associated with the higher interest rate environment.

	Three months ended		Nine months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Income from consolidated operations before income taxes	$199.4	$274.7	$541.0	$584.5
Income tax expense	42.7	59.3	117.4	115.4
Effective tax rate	21.4%	21.6%	21.7%	19.7%
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
Income tax expense for the three months ended August 31, 2023 included $3.3 million of net discrete tax benefits consisting principally of the following: (i) $2.2 million of tax benefits from the net reversal of certain reserves for unrecognized tax benefits and related interest in non-U.S. jurisdictions, (ii) $0.8 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in non-U.S. jurisdictions, (iii) $0.6 million of excess tax benefits associated with stock-based compensation, (iv) $1.5 million of tax benefits resulting from an adjustment to a prior year tax accrual, and related deferred taxes, based on the final returns filed, and (v) $1.9 million of tax expense related to certain unremitted prior year earnings.
Income tax expense for the nine months ended August 31, 2023 included $10.1 million of net discrete tax benefits consisting principally of the following: (i) $3.2 million of tax benefits associated with the adjustment of a valuation allowance due to changes in judgment about the realizability of the deferred tax asset, (ii) $2.2 million of tax benefits from the net reversal of certain reserves for unrecognized tax benefits and related interest in non-U.S. jurisdictions, (iii) $2.0 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in non-U.S. jurisdictions, (iv) $1.2 million of tax benefit related to a tax settlement, (v) $0.8 million of tax benefits related to the revaluation of deferred taxes resulting from changes in tax rates, (vi) $1.0 million of excess tax benefits associated with stock-based compensation, (vii) $1.5 million of tax benefits resulting from an adjustment to a prior year tax accrual, and related deferred taxes, based on the final returns filed, and (viii) $1.9 million of tax expense related to certain unremitted prior year earnings.
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

	Three months ended		Nine months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Income from unconsolidated operations	$13.4	$7.5	$37.7	$27.2

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, increased by $5.9 million and $10.5 million, respectively, for the three and nine months ended August 31, 2023, both as compared to the prior year periods. The increase was driven by higher earnings of our largest joint venture, McCormick de Mexico.
The following table outlines the major components of the change in diluted earnings per share from 2022 to 2023:

	Three months ended August 31,	Nine months ended August 31,
2022 Earnings per share – diluted	$0.82	$1.83
Impact of change in operating income	0.04	0.22
Increase in special charges, net of taxes	(0.01)	(0.03)
Decrease in transaction and integration expenses, net of taxes	—	0.01
Impact from the gain on the sale of a business, net of taxes	(0.14)	(0.14)
Increase in interest expense	(0.04)	(0.15)
Decrease in other income, excluding gain on sale of a business	(0.06)	(0.03)
Increase in income from unconsolidated operations	0.02	0.04
Impact of change in effective income tax rate, excluding taxes on special charges, transaction and integration expenses, and gain on sale of a business	—	(0.04)
2023 Earnings per share – diluted	$0.63	$1.71
RESULTS OF OPERATIONS — SEGMENTS
We measure the performance of our business segments based on operating income, excluding special charges. We also exclude transaction and integration expenses related to our acquisitions from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include costs directly associated with that acquisition and costs associated with integrating the businesses. See note 10 of the notes to the accompanying condensed consolidated financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges and transaction and integration expenses, to consolidated operating income. In the following discussion, we refer to our previously described measure of segment profit as segment operating income.
CONSUMER SEGMENT

	Three months ended		Nine months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022

Net sales	$937.1	$927.9	$2,758.7	$2,720.1
Percent increase (decrease)	1.0%	0.7%	1.4%	(3.3)%
Segment operating income	$173.3	$183.7	$500.3	$475.5
Segment operating income margin	18.5%	19.8%	18.1%	17.5%

In the third quarter of 2023, sales of our consumer segment increased by 1.0% as compared to the third quarter of 2022 and increased by 1.3% on a constant currency basis. That 1.0% increase included higher sales of our consumer business in both the Americas and EMEA regions that was partially offset by lower sales in the APAC region, as compared to the prior year quarter. Pricing actions, taken in response to increased costs, favorably impacted sales by 5.6% as compared to the prior year period. Unfavorable volume and product mix decreased consumer segment sales by 4.0% in the third quarter of 2023 as compared to the same period last year, including the impact of price elasticity. The impact of the recovery experienced from the COVID-19 restrictive measures that existed in the prior year in China as well as a slower recovery in the third quarter of 2023 unfavorably impacted volume and product mix by approximately 2.0%. Also, our decisions to exit our consumer operations in Russia and discontinue certain low margin businesses also contributed approximately 1.2% to the unfavorable impact of volume and product mix. The divestiture of our Kitchen Basics business unfavorably impacted consumer sales by 0.3% as compared to 2022. Sales in the third quarter of 2023 reflected an unfavorable impact from foreign currency rates that decreased consumer segment sales by 0.3% compared to the year-ago quarter and is excluded from our measure of sales growth of 1.3% on a constant currency basis.
In the Americas region, consumer sales increased 1.4% in the third quarter of 2023 as compared to the same quarter of 2022 and increased by 1.7% on a constant currency basis. Pricing actions, taken in response to inflationary cost environment, increased sales by 4.4% as compared to the prior year period. For the third quarter of 2023, unfavorable volume and product mix decreased sales by 2.3% as compared to the corresponding period in 2022. This reduction included an approximately 1.3% impact of our decision to discontinue a low margin business. The sale of our Kitchen Basics business unfavorably impacted sales by 0.4% as compared to 2022. The unfavorable impact of foreign currency rates decreased sales by 0.3% in the quarter and is excluded from our measure of sales growth of 1.7% on a constant currency basis.
In the EMEA region, consumer sales increased 14.9% in the third quarter of 2023 as compared to the same quarter of 2022 and increased by 10.4% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, increased sales by 13.0% as compared to the 2022 period. Sales were impacted by unfavorable volume and product mix during the third quarter of 2023 that decreased sales by 2.6% from the prior year level, including a 1.7% impact associated with the exit of our consumer operations in Russia. During the third quarter of 2023, a favorable impact from foreign currency rates increased sales by 4.5% compared to the year-ago period and is excluded from our measure of sales growth of 10.4% on a constant currency basis.
In the APAC region, consumer sales decreased 15.8% in the third quarter of 2023 as compared to the third quarter of 2022 and decreased by 10.5% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, increased sales by 4.5% as compared to the prior year period. For the quarter ended August 31, 2023, unfavorable volume and product mix decreased sales by 15.0%, including a 15.3% unfavorable impact from the higher recovery experienced from the restrictive measures that existed in the prior year related to COVID-19 resurgences in China and a slower recovery in the third quarter of 2023. During the third quarter of 2023, an unfavorable impact from foreign currency rates decreased sales by 5.3% compared to the year-ago period and is excluded from our measure of sales decline of 10.5% on a constant currency basis.
For the nine months ended August 31, 2023, sales of our consumer segment increased 1.4% as compared to the nine months ended August 31, 2022 and increased by 2.9% on a constant currency basis. Pricing actions taken in our consumer business in all regions increased sales by 7.6% during the nine months ended August 31, 2023 as compared to the prior year period. Lower volume and unfavorable product mix decreased sales by 4.0% as compared to the prior year period driven primarily by the impact of price elasticity. Volume and product mix includes the unfavorable impact of our decisions to exit our consumer business in Russia and discontinue certain low margin businesses of 1.2%. The sale of our Kitchen Basics business unfavorably impacted sales by 0.7% as compared to 2022. An unfavorable impact from foreign currency rates decreased sales by 1.5% compared to the prior year and is excluded from our measure of sales growth of 2.9% on a constant currency basis.
Segment operating income for our consumer segment decreased by $10.4 million, or 5.7%, in the third quarter of 2023 from the third quarter of 2022. The decrease in segment operating income was driven by the effects of an increase in gross profit primarily due to the higher level of sales, favorable pricing actions, and CCI-led and GOE cost savings more than offset by increased commodity costs and SG&A expenses, including higher advertising and marketing expenses, increased distribution costs and higher performance-based employee incentive expense, all as compared to the prior year period. Segment operating margin for our consumer segment decreased by 130 basis points from the third quarter of 2022 to 18.5% in the third quarter of 2023. That decrease was principally the result of an increase in gross margin, including the impacts of pricing actions, CCI-led and GOE cost savings, as well as increased commodity costs, which were more than offset by a higher level of SG&A as a percentage of sales, all as compared to 2022. On a constant currency basis, segment operating income for our consumer segment decreased by 5.2% in the third quarter of 2023 in comparison to the same period in 2022.
Segment operating income for our consumer segment increased by $24.8 million, or 5.2%, for the nine months ended August 31, 2023 as compared to the same period in 2022. The increase in segment operating income was driven by the effects of an increase in gross profit primarily driven by the higher level of sales, favorable pricing actions in response to increased costs, and CCI-led and GOE cost savings which were partially offset by higher commodity costs and higher SG&A expenses, including higher advertising and marketing expenses, increased distribution costs and higher performance-based employee incentive expense, all as compared to the prior year period. Segment operating margin for our consumer segment increased by 60 basis points from the first nine months 2022 to 18.1%. The increase was the result of an increase in gross margin as previously discussed which was partially offset by a higher level of SG&A as a percentage of sales, principally due to the factors previously described, both as compared to 2022. On a constant currency basis, segment operating income for our consumer segment increased by 6.6% for the nine months ended August 31, 2023 in comparison to the same period in 2022.

FLAVOR SOLUTIONS SEGMENT

	Three months ended		Nine months ended
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022

Net sales	$747.6	$667.7	$2,150.7	$1,934.7
Percent increase	12.0%	6.4%	11.2%	9.1%
Segment operating income	$77.8	$54.9	$212.6	$164.0
Segment operating income margin	10.4%	8.2%	9.9%	8.5%
In the third quarter of 2023, sales of our flavor solutions segment increased by 12.0% as compared to the third quarter of 2022 and increased by 11.4% on a constant currency basis. Pricing actions, taken in response to increased costs, across all regions increased sales by 10.9% in the third quarter of 2023. Favorable volume and product mix increased segment sales by 0.5% as compared to the prior period as growth in the Americas and APAC regions were partially offset by lower sales in EMEA. Volume and product mix includes a 0.3% unfavorable impact from the prior year associated with our decision to discontinue certain low margin businesses. The favorable impact of foreign currency rates increased flavor solutions segment sales by 0.6% compared to the year-ago quarter and is excluded from our measure of sales growth of 11.4% on a constant currency basis.
In the Americas region, flavor solutions sales increased by 11.3% in the third quarter of 2023 as compared to the third quarter of 2022 and increased by 10.1% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 8.7% during the quarter ended August 31, 2023, as compared to the prior year period. Favorable volume and product mix increased flavor solutions sales in the Americas by 1.4% during the third quarter of 2023, including the effects of growth in sales to packaged food and beverage and nutrition and healthcare companies, as compared to the prior year period. A favorable impact from foreign currency rates increased sales by 1.2% compared to the third quarter of 2022 and is excluded from our measure of sales growth of 10.1% on a constant currency basis.
In the EMEA region, flavor solutions sales increased by 16.7% in the third quarter of 2023 as compared to the third quarter of 2022 and increased by 15.1% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 20.2% in the third quarter of 2023 as compared to the prior period level. Unfavorable volume and product mix decreased segment sales in the EMEA region by 5.1% as compared to the corresponding period in 2022 including the effects of the inflationary environment impacting consumer spending at quick service restaurants and packaged food and beverage companies and an approximately 1.4% impact of our decision to discontinue a low margin business. A favorable impact from foreign currency rates increased sales by 1.6% compared to the third quarter of 2022 and is excluded from our measure of sales growth of 15.1% on a constant currency basis.
In the APAC region, flavor solutions sales increased 7.4% in the third quarter of 2023 as compared to the third quarter of 2022 and increased by 13.0% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 7.5% as compared to the prior year period. Favorable volume and product mix increased segment sales by 5.5% in the third quarter of 2023 which was principally driven by higher sales to quick service customers, including the effects of the timing of their promotional activities. An unfavorable impact from foreign currency rates decreased sales by 5.6% compared to the third quarter of 2022 and is excluded from our measure of sales growth of 13.0% on a constant currency basis.
For the nine months ended August 31, 2023, our flavor solutions sales increased 11.2% as compared to the nine months ended August 31, 2022 and increased by 12.2% on a constant currency basis. Pricing actions, taken in response to increased costs, across all regions increased sales by 12.7% during the nine months ended August 31, 2023 and was partially offset by 0.5% of unfavorable volume and product mix, both as compared to the prior year period. The unfavorable impact of foreign currency rates decreased flavor solutions segment sales by 1.0% compared to the year-ago period and is excluded from our measure of sales growth of 12.2% on a constant currency basis.

Segment operating income for our flavor solutions segment increased by $22.9 million, or 41.7%, in the third quarter of 2023 as compared to the third quarter of 2022. The increase in segment operating income was driven by the effects of an increase in gross profit primarily due to the higher level of sales driven by favorable pricing and CCI-led and GOE cost savings which more than offset increased commodity and conversion costs and the higher level of SG&A expenses, including increased distribution costs and higher performance-based employee incentive expense, as compared to the prior year period. Segment operating margin for our flavor solutions segment increased by 220 basis points from the prior year level to 10.4% in the third quarter of 2023. That increase was principally the result of an increase in gross margin, as previously described, which was partially offset by a higher level of SG&A as a percentage of sales, all as compared to 2022. On a constant currency basis, segment operating income for our flavor solutions segment increased by 40.8% in the third quarter of 2023 as compared to the same period in 2022.
Segment operating income for our flavor solutions segment increased by $48.6 million, or 29.6%, for the nine months ended August 31, 2023, as compared to the same period of 2022. The increase in segment operating income was driven by the effects of an increase in gross profit primarily due to the higher level of sales, favorable pricing and CCI-led and GOE cost savings which more than offset increased commodity and conversion costs, including the impact of scrapped inventory, and the higher level of SG&A expenses, increased distribution costs and higher performance-based employee incentive expense, all as compared to the prior year period. Segment operating margin for our flavor solutions segment increased by 140 basis points from the first half of 2022 to 9.9%. That increase was principally the result of an increase in gross margin as previously described. On a constant currency basis, segment operating income for our flavor solutions segment increased by 29.3% in the nine months ended August 31, 2023, in comparison to the same period in 2022.

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
The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	August 31, 2023	November 30, 2022
Forward foreign currency:
Notional value	$966.5	$560.5
Unrealized net gain (loss)	(15.3)	9.5
Cross currency swaps:
Notional value	957.0	906.1
Unrealized net gain	18.2	36.2
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

The following table sets forth the notional values and unrealized net gain (loss) of our interest rate swap contracts:

	August 31, 2023	November 30, 2022
Notional value	$600.0	$600.0
Unrealized net (loss)	(56.3)	(42.4)
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
NON-GAAP FINANCIAL MEASURES
The following table includes financial measures of adjusted operating income, adjusted operating income margin, adjusted income tax expense, adjusted income tax rate, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures, which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:
•Special charges – Special charges consist of expenses and income associated with certain actions undertaken by the Company to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee. Expenses associated with the approved actions are classified as special charges upon recognition and monitored on an on-going basis through completion.
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
•Gain on sale of Kitchen Basics – We exclude the gain realized upon our sale of the Kitchen Basics business in August 2022. As more fully described in note 17 in our Annual Report on Form 10-K for the year ended November 30, 2022, the pre-tax gain associated with the sale was $49.6 million and is included in Other income, net in our consolidated income statement for the three and nine months ended August 31, 2022 and the year ended November 30, 2022.
Details with respect to the composition of transaction and integration expenses and special charges set forth below are included in note 2 of the notes to the accompanying condensed consolidated financial statements. Details with respect to the composition of transaction and integration expenses, special charges and gain on sale of Kitchen Basics for the year ended November 30, 2022 are included in notes 2 and 3 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2022.
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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2022	For the three months ended		For the nine months ended		Estimated for the year ending November 30, 2023
		August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Operating income	$863.6	$245.0	$235.2	$665.8	$599.3
Impact of transaction and integration expenses	2.2	—	—	—	2.2
Impact of special charges (1)	51.6	6.1	3.4	47.1	38.0
Adjusted operating income	$917.4	$251.1	$238.6	$712.9	$639.5
Adjusted operating income margin (2)	14.4%	14.9%	15.0%	14.5%	13.7%

Income tax expense	$168.6	$42.7	$59.3	117.4	$115.4
Impact of transaction and integration expenses	0.6	—	—	—	0.6
Impact of special charges (1)	13.3	1.3	0.7	11.0	10.7
Impact of sale of Kitchen Basics	(11.6)	—	(11.6)	—	(11.6)
Adjusted income tax expense	$170.9	$44.0	$48.4	$128.4	$115.1
Adjusted income tax rate (3)	20.9%	21.4%	21.2%	21.8%	20.0%

Net income	$682.0	$170.1	$222.9	$461.3	$496.3
Impact of transaction and integration expenses	1.6	—	—	—	1.6
Impact of special charges (1)	38.3	4.8	2.7	36.1	27.3
Impact of after-tax gain on sale of Kitchen Basics	(38.0)	—	(38.0)	—	(38.0)
Adjusted net income	$683.9	$174.9	$187.6	$497.4	$487.2

Earnings per share – diluted	$2.52	$0.63	$0.82	$1.71	$1.83	$2.46 to $2.51
Impact of transaction and integration expenses	0.01	—	—	—	0.01	—
Impact of special charges (1)	0.14	0.02	0.01	0.13	0.10	0.16
Impact of after-tax gain on sale of Kitchen Basics	(0.14)	—	(0.14)	—	(0.14)	—
Adjusted earnings per share – diluted	$2.53	$0.65	$0.69	$1.84	$1.80	$2.62 to $2.67

(1)	Special charges are more fully described in note 2 of the notes to the accompanying condensed consolidated financial statements. Special charges for the nine months ended August 31, 2022 and the year ended November 30, 2022 include a $10.0 million non-cash intangible asset impairment charge associated with our exit of our business operations in Russia. We exited our Kohinoor rice product line in India in the fourth quarter of fiscal 2021. Special charges for the nine months ended August 31, 2022 and the year ended November 30, 2022 include a $13.6 million gain associated with the sale of the Kohinoor brand name.

(2)	Adjusted operating income margin is calculated as adjusted operating income as a percentage of net sales for each period presented.

(3)	Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses and special charges of $205.5 million and $588.1 million for the three and nine months ended August 31, 2023, respectively, and $228.5 million and $575.1 million for the three and nine months ended August 31, 2022, respectively. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses, special charges and gain on the sale of Kitchen Basics of $817.0 million for the year ended November 30, 2022.

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

	Three months ended August 31, 2023
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	1.4%	(0.3)%	1.7%
EMEA	14.9%	4.5%	10.4%
APAC	(15.8)%	(5.3)%	(10.5)%
Total Consumer segment	1.0%	(0.3)%	1.3%
Flavor Solutions segment:
Americas	11.3%	1.2%	10.1%
EMEA	16.7%	1.6%	15.1%
APAC	7.4%	(5.6)%	13.0%
Total Flavor Solutions segment	12.0%	0.6%	11.4%
Total net sales	5.6%	0.1%	5.5%

Adjusted operating income:
Consumer segment	(5.7)%	(0.5)%	(5.2)%
Flavor Solutions segment	41.7%	0.9%	40.8%
Total adjusted operating income	5.2%	(0.2)%	5.4%

	Nine months ended August 31, 2023
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	2.5%	(0.5)%	3.0%
EMEA	3.3%	(2.0)%	5.3%
APAC	(7.0)%	(6.8)%	(0.2)%
Total Consumer segment	1.4%	(1.5)%	2.9%
Flavor Solutions segment:
Americas	12.0%	0.9%	11.1%
EMEA	10.9%	(4.6)%	15.5%
APAC	6.4%	(6.6)%	13.0%
Total Flavor Solutions segment	11.2%	(1.0)%	12.2%
Total net sales	5.5%	(1.3)%	6.8%

Adjusted operating income:
Consumer segment	5.2%	(1.4)%	6.6%
Flavor Solutions segment	29.6%	0.3%	29.3%
Total adjusted operating income	11.5%	(1.0)%	12.5%
To present constant currency information for the fiscal year 2023 projection, projected sales and adjusted operating income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company’s budgeted exchange rates for 2023 and are compared to the 2022 results, translated into U.S. dollars using the same 2023 budgeted exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2022. To estimate the percentage change in adjusted earnings per share on a constant currency basis, a similar calculation is performed to arrive at adjusted net income divided by historical shares outstanding for fiscal year 2022 or projected shares outstanding for fiscal year 2023, as appropriate.
LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended
	August 31, 2023	August 31, 2022

Net cash provided by operating activities	$660.1	$250.1
Net cash used in investing activities	(184.8)	(55.5)
Net cash used in provided by financing activities	(701.2)	(173.7)
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
Operating Cash Flow — Net cash provided by operating activities of $660.1 million for the nine months ended August 31, 2023, increased $410.0 million from the same period of 2022. This increase was primarily driven by an improvement in cash provided by working capital, which was driven by the lower level of inventory and the lower amount of certain employee benefits accrued as of the prior year-end and paid in the subsequent fiscal year. This was partially offset by an increased use of cash associated with accounts payable which partially resulted from our lower level of inventory.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled Trade accounts payable in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of August 31, 2023 and November 30, 2022, the amounts due to suppliers participating in the SCF and included in trade accounts payable were approximately $316.7 million and $347.0 million, respectively.
Investing Cash Flow — Cash used in investing activities of $184.8 million for the nine months ended August 31, 2023 increased by $129.3 million as compared to $55.5 million for the corresponding period in 2022. Capital expenditures increased from the 2022 level of $166.8 million to $187.2 million. We expect 2023 capital expenditures to approximate $260 million to support our planned growth and other initiatives. Investing cash flow for the nine months ended August 31, 2022 includes $95.2 million net cash proceeds received from the sale of our Kitchen Basics business and $13.6 million net cash proceeds received on the sale of the Kohinoor brand name.
Financing Cash Flow — Financing activities used cash of $701.2 million for the first nine months of 2023 increased $527.5 million as compared to $173.7 million for the corresponding period in 2022. The increase is a result of changes in our net borrowings, share issuance activity associated with the exercise of stock options, share repurchase activity, and dividends, all as described below.
The following table outlines our net borrowing activities:

	Nine months ended
	August 31, 2023	August 31, 2022

Net (decrease) increase in short-term borrowings	$(850.0)	$898.1
Proceeds of issuance of long-term debt, net of debt issuance costs	495.3	—
Repayments of long-term debt	(12.7)	(768.7)
Net cash (used in) provided by borrowing activities	$(367.4)	$129.4
During the nine months ended August 31, 2023, we issued $500.0 million of 4.95% notes due 2033, with net cash proceeds received of $496.4 million.
The following table outlines the activity in our share repurchase program for the nine months ended August 31, 2023 and 2022 (in millions):

	2023	2022
Number of shares of common stock repurchased	0.32	0.29
Dollar amount	$26.7	$26.1
As of August 31, 2023, $510.5 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.

During the nine months ended August 31, 2023, we received proceeds of $15.9 million from exercised stock options as compared to $39.9 million received in the corresponding 2022 period. We repurchased $10.8 million and $19.4 million of common stock during the nine months ended August 31, 2023 and 2022, respectively, in conjunction with employee tax withholding requirements.
We increased dividends paid to $313.8 million, or a per share quarterly dividend of $0.39, in the first nine months of 2023 from $297.5 million, or a per share quarterly dividend of $0.37, of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
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
At August 31, 2023 and 2022, we temporarily used $449.5 million and $157.3 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are typically lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended August 31, 2023 and 2022 were $1,163.1 million and $968.1 million, respectively. Total average debt outstanding for the three months ended August 31, 2023 and 2022 was $5,245.9 million and $5,439.8 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2023, the exchange rates for the British pound sterling, Euro, Canadian dollar, Mexican peso, and Polish zloty were higher than the U.S. dollar at November 30, 2022. At August 31, 2023, the exchange rate for the Chinese renminbi and Australian dollar were lower than the U.S. dollar at November 30, 2022.
Credit and Capital Markets
Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, capital expenditures and share repurchases. We also rely on our revolving credit facilities, or borrowings backed by these facilities, to fund working capital needs and other general corporate requirements.
In April 2023, we issued $500 million aggregate principal amount of 4.95% unsecured senior notes due 2033. Interest is payable semi-annually in April and October of each year. The net proceeds received from the issuance of this note of $496.4 million was used to repay a portion of the Company's outstanding commercial paper borrowings.
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

Material Cash Requirements

We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. Our primary obligations include principal and interest payments on our outstanding short-term borrowings and long-term debt. In the next year, our most significant debt service obligations are the maturity of our $250.0 million, 3.50% notes which was repaid September 1, 2023 with proceeds from the issuance of commercial paper, and the maturity of our $700.0 million, 3.15% notes due in August 2024. Our other cash requirements include raw material purchases, lease payments, income taxes, anticipated quarterly dividends, and pension and postretirement benefits, as well as other contractual obligations.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements are issued periodically that affect our current and future operations. See note 1 of notes to the accompanying condensed consolidated financial statements for further details of these impacts.

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
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the company's ability to drive revenue growth; the success of our brand marketing, new products, category management and customer engagement plans; the company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the company's reputation or brand name; loss of brand relevance; increased private label use; the company's ability to drive productivity improvements, including those related to our CCI program and streamlining actions, including our GOE program; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crises, including COVID-19; issues affecting the company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; the impact of the ongoing conflict between Russia and Ukraine, including the potential for broader economic disruption; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, including stability of financial institutions, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of increased level of debt service following the Cholula and FONA acquisitions as well as the effects that such increased debt service may have on the company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; risks associated with the phase-out of LIBOR; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; the company's ability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, and volatility in our effective tax rate; climate change; Environmental, Social and Governance (ESG) matters; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described in the company’s filings with the Securities and Exchange Commission.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2023.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2023 to June 30, 2023	CS – 45,634(1)	$91.26	45,634	$514	million
	CSNV – 0	$—	—
July 1, 2023 to July 31, 2023	CS – 31,424(2)	$86.78	31,424	$512	million
	CSNV – 0	$—	—
August 1, 2023 to August 31, 2023	CS – 13,970(3)	$88.52	13,970	$511	million
	CSNV – 0	$—	—
Total	CS – 91,028	$89.29	91,028	$511	million
	CSNV – 0	$—	—

(1) On June 7, 2023 and June 23, 2023, we purchased 28,148 shares and 17,040 shares, respectively, of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the common shares on June 7, 2023 and June 23, 2023.

(2) On July 18, 2023, we purchased 20,537 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the common shares on July 18, 2023.

(3) On August 10, 2023, we purchased 13,970 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the common shares on August 10, 2023.
As of August 31, 2023, $510.5 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the third quarter of 2023, we issued 196,539 shares of CSNV in exchange for shares of CS and issued 5,234 shares of CS in exchange for shares of CSNV.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the quarterly period covered by this report.

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
(iv)Form of 3.15% Notes due 2024, incorporated by reference from Exhibit 4.3 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(v)Form of 3.25% Notes due 2025, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated November 3, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on November 6, 2015.
(vi)Form of 3.40% Notes due 2027, incorporated by reference from Exhibit 4.4 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(vii)Form of 4.20% Notes due 2047, incorporated by reference from Exhibit 4.5 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(viii)Form of 2.50% Notes due 2030, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated April 13, 2020, File No. 1-14920, as filed with the Securities and Exchange Commission on April 16, 2020.

(ix)Form of 0.90% Notes due 2026, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.
(x)Form of 1.85% Notes due 2031, incorporated by reference from Exhibit 4.3 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.
(xi)Form of 4.95% Notes due 2033, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated April 6, 2023, File No. 1-14920, as filed with the Securities and Exchange Commission on April 6, 2023.
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
(i)Certification of Brendan M. Foley, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(ii)Certification of Michael R. Smith, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)   Section 1350 Certifications                                 Filed herewith
(i)Certification of Brendan M. Foley, President and Chief Executive Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(ii)Certification of Michael R. Smith, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2023, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language):

(i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2023, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

October 3, 2023	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

October 3, 2023	By:	/s/ Gregory P. Repas
Gregory P. Repas
Vice President & Controller
Principal Accounting Officer