Form 10-K
period 2023-11-30
MCCORMICK & CO INC
filed 2024-01-25
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark if the registrant has filed a report on and attestation on its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
The aggregate market value of the Voting Common Stock held by non-affiliates at May 31, 2023: $1,449,790,965
The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2023: $21,526,477,162
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	16,796,438	December 29, 2023
Common Stock Non-Voting	251,440,730	December 29, 2023

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s March 27, 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”)	Part III

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
Consistent with market conditions in each segment, our consumer segment has a higher overall profit margin than our flavor solutions segment. In 2023, the consumer segment contributed approximately 57% of consolidated net sales and 73% of consolidated operating income, and the flavor solutions segment contributed approximately 43% of consolidated net sales and 27% of consolidated operating income.
Consumer Segment. From locations around the world, our brands reach consumers in approximately 170 countries and territories. Our leading brands in the Americas include McCormick®, French’s®, Frank’s RedHot®, Lawry’s® Cholula Hot Sauce® and Club House®, as well as brands such as Gourmet Garden® and OLD BAY®. We also market authentic regional and ethnic brands such as Zatarain’s®, Stubb's®, Thai Kitchen® and Simply Asia®. In the Europe, Middle East and Africa (EMEA) region, our major brands include the Ducros®, Schwartz®, Kamis® and La Drogheria® brands of spices, herbs and seasonings and an extensive line of Vahiné® brand dessert items. In the Asia/Pacific (APAC) region, we market our products under the McCormick and DaQiao® brands. In China, we market our spices and seasonings under the McCormick brand, our dessert products under the Aeroplane® brand, and packaged chilled herbs under the Gourmet Garden brand. In Australia and elsewhere in the APAC region, we market our products under the McCormick brand as well as other brands.
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
Raw Materials
The most significant raw materials used in our business are dairy products, pepper, onion, garlic, capsicums (red peppers and paprika), tomato products, salts, and wheat products. Pepper and other spices and herbs are generally sourced from countries other than the United States. Other raw materials, like dairy products and onion, are primarily sourced locally, either within the United States or from our international locations. Because these raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, including inflationary cost increases, and other factors beyond our control.
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
In addition, we rely on third-party transportation providers to deliver raw materials as well as our products to our customers. There has been, and there could continue to be, reduced availability of transportation capacity due to labor shortages and higher fuel costs that has and may continue to cause an increase in the cost of transportation for us and our suppliers.
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
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for approximately 12% of consolidated sales in 2023 and 2022, and 11% of consolidated sales in 2021. Sales to one of our flavor solutions segment customers, PepsiCo, Inc., accounted for approximately 13% of consolidated sales in 2023 and 11% of consolidated sales in 2022 and 2021. In 2023, 2022 and 2021, the top three customers in our flavor solutions segment represented between 47% and 49% of our global flavor solutions sales.
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
We had approximately 13,800 full-time employees worldwide as of November 30, 2023. Our operations have not been affected significantly by work stoppages, and, in the opinion of management, employee relations are good. We have approximately 400 employees in the United States who are covered by a collective bargaining contract. At our subsidiaries outside the U.S., approximately 2,450 employees are covered by collective bargaining agreements or similar arrangements.
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

Information about our Executive Officers
In addition to the executive officers indicated in the 2024 Proxy Statement incorporated by reference in Part III, Item 10 of this Report, the other executive officers of McCormick are Andrew D. Foust, Katherine A. Jenkins, and Ana G. Sanchez.
Mr. Foust is 43 years old and, during the last five years, has held the following positions with McCormick: December 2021 to present - President, Americas; February 2020 to November 2021 – President, U.S. Consumer Products Group; and July 2018 to January 2020 - Vice President Marketing, U.S. Consumer Products Group.
Ms. Jenkins is 55 years old and, during the last five years, has held the following positions with McCormick: June 2023 to present - Chief Growth Officer; June 2022 to May 2023 – Chief Strategy Officer & Senior Vice President, Investor Relations; and January 2017 to June 2022, Vice President, Investor Relations.
Ms. Sanchez is 48 years old and, during the last five years, has held the following positions with McCormick: February 2022 to present - President, EMEA; February 2020 to January 2022 – Vice President Consumer, EMEA, and November 2018 to January 2020 – Vice President Marketing, EMEA.
Operations Outside of the U.S.
We are subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange rate fluctuations, and restrictions on investments, royalties and dividends. In fiscal year 2023, approximately 39% of sales were from non-U.S. operations. For information on how we manage some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”
Forward-Looking Information
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, special charges, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan” and similar expressions. These statements may relate to: general economic and industry conditions, including consumer spending rates, recessions, interest rates, and availability of capital; expectations regarding sales growth potential in various geographies and markets, including the impact from brand marketing support, product innovation, and customer, channel, category, heat platform and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected impact of pricing actions on the Company's results of operations and gross margins; the impact of price elasticity on our sales volume and mix; the expected impact of the inflationary cost environment on our business; the expected impact of factors affecting our supply chain, including the availability and prices of commodities and other supply chain resources including raw materials, packaging, labor energy, and transportation; the expected impact of productivity improvements, including those associated with our CCI and GOE programs and Global Business Services operating model initiative; the ability to identify, attract, hire, retain and develop qualified personnel and develop the next generation of leaders; the impact of the ongoing conflicts between Russia and Ukraine and Israel and Hamas, including the potential for broader economic disruption; expected working capital improvements; the expected timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt, working capital needs, planned capital expenditures, quarterly dividends and our ability to obtain additional short- and long- term financing or issue additional debt securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the company's ability to drive revenue growth; the company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the company's reputation or brand name; loss of brand relevance; increased private label use; the company's ability to drive productivity improvements, including those related to our CCI program and streamlining actions, including our GOE program; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crises; issues affecting the company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; the impact of the ongoing conflicts between Russia and Ukraine and Israel and Hamas, including the potential for broader economic disruption; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of our amount of outstanding indebtedness and related level of debt service as well as the effects that such debt service may have on the company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; the company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, and volatility in our effective tax rate; climate change; Environmental, Social and Governance (ESG) matters; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described herein under Part I, Item 1A "Risk Factors."
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
ITEM 1A. RISK FACTORS
The following are certain risk factors that could affect our business, financial condition and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our Common Stock or Common Stock Non-Voting, you should know that making such an investment involves risks, including the risks described below. It is not possible for management to predict all such risks, nor can management assess the impact of all such risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ materially from those contained in any forward-looking statements. Additional risks and uncertainties that are not presently known to us or are currently deemed to be immaterial also may materially adversely affect our business, financial condition, or results of operations in the future. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose part or all of your investment.

Risks Related to Our Company, Business and Operations
Deterioration of global economic conditions, an economic recession or slow growth, periods of inflation, or economic uncertainty in our key markets may adversely affect customer and consumer spending as well as demand for our products.
Global economic conditions can be uncertain and volatile. Our business and results of operations have in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, changes in prevailing interest rates, bank failures, the impact of any potential U.S. federal government shutdown, changes in governmental rules and approaches to taxation, fluctuations in foreign currency interest rates, availability of capital markets, consumer spending rates, energy availability and costs, the negative impacts caused by pandemics and public health crises, as well as the potential impacts of geopolitical uncertainties and international conflicts, including the ongoing conflicts between Russia and Ukraine and Israel and Hamas, and the effect of governmental initiatives to manage economic conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. We are a manufacturer and distributor of flavor products. As such, many of our products are purchased by our customers based on end-user demand from consumers. Some of the factors that may influence consumer spending include general economic conditions, high levels of unemployment, pandemics and public health crises, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency exchange rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment. Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in customer and consumer demand may have a material negative impact on our business, financial conditions or results of operations.
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
A number of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation could continue. Such consolidation could present a challenge to margin growth and profitability in that it has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories; resisting price increases; demanding lower pricing, increased promotional programs and specifically tailored products; and shifting shelf space currently used for our products to private label and other competitive products. The economic and competitive landscape for our customers is constantly changing, such as the emergence of new sales channels like e-commerce, and our customers' responses to those changes could impact our business. The continued growth of e-commerce and its impact of consumer habits and preferences has accelerated in many of the markets we serve and our financial results may be impacted if we are unable to adapt to changing consumer preferences and market dynamics. In addition, our flavor solutions segment may be impacted if the reputation or perception of the customers of our flavor solutions segment declines. These factors could have an adverse impact on our business, financial condition or results of operations.
The inability to maintain mutually beneficial relationships with large customers could adversely affect our business, financial condition and results of operations.
We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 25% of consolidated sales in 2023. The loss of either of these large customers due to events beyond our control, or a material negative change in our relationship with these large customers or other major customers could have an adverse effect on our business, financial condition and results of operations.
Issues regarding procurement of raw materials may negatively impact us.
Our purchases of raw materials are subject to fluctuations in market price and availability caused by inflationary pressures, weather, growing and harvesting conditions, climate change, market conditions, governmental actions and other factors beyond our control, including outbreaks of illnesses, pandemics (such as the COVID-19 pandemic) or other local or global health issues. The most significant raw materials used by us in our business are dairy products, pepper, onion, garlic, capsicums (red peppers and paprika), tomato products, salts, and wheat products. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our CCI program. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.
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
Political, socio-economic, cultural, and geopolitical (including instability and international conflicts such as the ongoing conflicts between Russia and Ukraine and Israel and Hamas) conditions, as well as disruptions caused by terrorist activities or otherwise, could also create additional risks for regulatory compliance. Although we have adopted rigorous quality assurance and quality control procedures which are designed to ensure the safety of our imported products, we cannot provide assurance that such events will not have a negative impact on our business, financial condition or operating results.
Disruption of our supply chain could adversely affect our business.
Our ability to make, move, and sell products is critical to our success. Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, climate change, natural disaster, fire, terrorism, cyber-attack, health epidemics, pandemics or other contagious outbreaks, governmental restrictions or mandates, strikes, import/export restrictions, or other factors could impair our ability to manufacture or sell our products. Many of our product lines are manufactured at a single location. The failure of third parties on which we rely, including those third parties who supply our ingredients, packaging, capital equipment and other necessary operating materials, contract manufacturers, commercial transport, distributors, contractors, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations. Our suppliers’ policies and practices can damage our reputation and the quality and safety of our products. Disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our sales, financial condition, and results of operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is manufactured from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.
Moreover, short term or sustained increases in consumer demand at our customers may exceed our production capacity or otherwise strain our supply chain. Our failure to meet the demand for our products could adversely affect our business and results of operations.
Our results of operations can be adversely affected by labor shortages, turnover and labor cost increases or any failure to effectively manage changes in our workforce.
Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs such as the shift towards hybrid or remote work arrangements, higher unemployment subsidies, other government regulations and general macroeconomic factors. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates and employee benefits costs to attract and retain employees and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have negative effects, our business could be adversely affected. In addition, we distribute our products and receive raw materials primarily by truck. Reduced availability of trucking capacity due to shortages of drivers has caused an increase in the cost of transportation for us and our suppliers. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our business, financial condition or operating results.
We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw and packaging materials, labor and distribution costs, which may impact our financial condition or results of operations.
As a manufacturer and distributor of flavor products, we rely on raw materials, packaging materials, plant labor, distribution resources, and transportation providers. During recent years, we have experienced significantly elevated commodity and supply chain costs, including the costs of raw materials, packaging materials, labor, energy, fuel, transportation and other inputs necessary for the production and distribution of our products, and we expect inflation to continue in 2024 but at a more modest rate than experienced in 2023 and 2022. In addition, many of these materials and costs are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), armed hostilities (including the ongoing conflicts between Russia and Ukraine and Israel and Hamas) and other factors beyond our control.
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

Ongoing political conflicts and the related implications may negatively impact our operations.
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
The potential effects of the ongoing conflict between Russia and Ukraine, as well as other conflicts, including between Israel and Hamas and in the Red Sea, could also impact many of the other risk factors described herein. These potential effects could include, but are not limited to, variations in the level of our profitability, changes in laws and regulations affecting our business, fluctuations in foreign currency markets, the availability of future borrowings, the cost of borrowings, credit risks of our customers and counterparties, and potential impairment of the carrying value of goodwill or other indefinite-lived intangible assets. Given the evolving nature of these conflicts, the related sanctions, potential governmental actions and economic impact, such potential impacts remain uncertain. While we expect the impacts of these conflicts to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.
Our operations may be impaired as a result of disasters, business interruptions or similar events.
We could have an interruption in our business, loss of inventory or data, or be rendered unable to accept and fulfill customer orders as a result of a natural disaster, catastrophic event, epidemic, computer system failure, or cyber-attack. Natural disasters could include an earthquake, fire, floods, tornado or severe storm. A catastrophic event could include a terrorist attack. A health epidemic, pandemic, or other contagious outbreak could affect our operations, major facilities or employees’ and consumers’ health. In addition, some of our inventory and production facilities are located in areas that are susceptible to harsh weather; a major storm, flood, wildfires, heavy snowfall or other similar event could prevent us from delivering products in a timely manner and negatively impact consumer spending and demand in affected areas. Production of certain of our products is concentrated in a single manufacturing site.
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
As of November 30, 2023, we had approximately $5.3 billion of goodwill and approximately $3.0 billion of other indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized but are tested for impairment at least annually or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of those assets to their carrying values. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired and reduced to their estimated fair value. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions, higher income tax rates, or assumed royalty rates. The impairment of our goodwill or indefinite-lived intangible assets would have a negative impact on our consolidated results of operations.
Because indefinite-lived intangible assets are recorded at fair value at the date of acquisition of the related business, indefinite-lived intangible assets associated with recent business acquisitions, particularly those acquired in low interest rate environments, such as Cholula and FONA, are more susceptible to impairment in periods of rising interest rates than indefinite-lived intangible assets related to businesses acquired in periods of higher interest rates.
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
Our future success depends in part on our ability to be an efficient producer in a highly competitive industry, including our plan to eliminate costs under our CCI and Global Operating Effectiveness (GOE) programs. Any failure by us to achieve our planned cost savings and efficiencies under our CCI program, an ongoing initiative to improve productivity and reduce costs throughout the organization, or other similar programs, including our GOE program, could have an adverse effect on our business, results of operations and financial position.
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
Unseasonable or unusual weather or long-term climate changes may negatively impact the price or availability of spices, herbs and other raw materials. Scientific consensus shows that greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters. In the event that such climate change has a negative effect on agricultural productivity or practices, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products. As a result of climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations. In addition, such climate change may result in modifications to the eating preferences of the ultimate consumers of certain of our products, which may also unfavorably impact our sales and profitability. The physical effects and transitional costs of climate change and the legal, regulatory or market initiatives to address climate change could have a negative impact on our business, financial condition, and results of operations.
There is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions (including carbon pricing, cap and trade systems, or carbon taxes), energy policies, and sustainability. Increased compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change that are designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment may cause disruptions in, or an increase in the costs associated with, the running of our manufacturing facilities and our business, as well as increase distribution and supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes in our business operations and strategy, which will likely require us to devote substantial time and attention to these matters and cause us to incur additional costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.
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
Moreover, from time to time we establish and publicly announce goals and commitments, including to reduce our impact on the environment. For example, we established science-based target 2025 – 2030 goals for Scope 1, 2 and 3 greenhouse gas emissions. Our ability to achieve any stated goal, target or objective is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures or imposing different requirements, the pace of changes in technology, the availability of requisite financing and the availability of suppliers that can meet our sustainability and other standards and changing business dynamics including acquisitions. Furthermore, standards for tracking and reporting such matters continue to evolve. Our selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting these data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations (including from acquisitions and divestitures), and other changes in circumstances, which could result in significant revisions to our current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If we fail to achieve, or are perceived to have failed or been delayed in achieving, or improperly report our progress toward achieving these goals and commitments, it could negatively affect consumer or customer preference for our products or investor confidence in our stock, as well as expose us to enforcement actions and litigation.
In addition, we could be criticized by ESG detractors for the scope or nature of our ESG initiatives or goals or for any revisions to these goals. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns) that could adversely affect our reputation, business, financial performance and growth.
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
In addition to environmental issues these constituencies are also focused on social and other governance issues, including matters such as, but not limited to, human capital and social issues. We have established diversity, equity and inclusion goals as part of our ESG initiative. Our initiatives extend from individuals to entire communities, including those we serve and, just as importantly, those from which we source. Failure to attract, hire, develop, motivate and retain highly qualified and diverse employee talent, especially in light of changing worker expectations and talent marketplace variability regarding flexible and hybrid work models, to meet our goals relating to fostering a diverse and inclusive culture or to adequately address potential increased scrutiny of our diversity, equity and inclusion initiatives could impact our ability to achieve our business objectives and adversely affect our future success.
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
On November 30, 2023, we had total outstanding variable rate debt of approximately $320 million, including $272 million of short-term borrowings, at a weighted-average interest rate of approximately 5.5%. The interest rates under our revolving credit facilities can vary based on our credit ratings. We also regularly access the commercial paper markets for ongoing funding requirements. A downgrade in our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. Additionally, disruptions in the commercial paper market or other effects of volatile economic conditions on the credit markets could also reduce the amount of commercial paper that we could issue and raise our borrowing costs. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. On November 30, 2023, we had total outstanding fixed to variable interest rate swaps with a notional value of $600 million. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future credit rating or interest rate changes will not have a material negative impact on our business, financial position or operating results.
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
We have a significant amount of indebtedness outstanding. As of November 30, 2023, our indebtedness of McCormick and its subsidiaries is approximately $4.4 billion. This substantial level of indebtedness could have important consequences to our business, including, but not limited to:

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
The declaration, payment and amount of any dividends is made pursuant to our dividend policy and is subject to final determination each quarter by our board of directors in its discretion based on a number of factors that it deems relevant, including our financial position, results of operations, available cash resources, cash requirements and alternative uses of cash that our board of directors may conclude would be in the best interest of the company and our stockholders. Our dividend payments are subject to solvency conditions established by the Maryland General Corporation Law. Accordingly, there can be no assurance that any future dividends will be equal or similar in amount to any dividends previously paid or that our board of directors will not decide to reduce, suspend or discontinue the payment of dividends at any time in the future.
Risks Related to Intellectual Property, Information Technology, and Cyber-Security
Our intellectual property rights, and those of our customers, could be infringed, challenged or impaired, and reduce the value of our products and brands or our business with customers.
We possess intellectual property rights that are important to our business, and we are provided access by certain customers to particular intellectual property rights belonging to such customers. These intellectual property rights include ingredient formulas, trademarks, copyrights, patents, business processes and other trade secrets which are important to our business and relate to some of our products, our packaging, the processes for their production, and the design and operation of equipment used in our businesses. We protect our intellectual property rights, and those of certain customers, globally through a variety of means, including trademarks, copyrights, patents and trade secrets, third-party assignments and nondisclosure agreements, and monitoring of third-party misuses of intellectual property in traditional retail and digital environments. If we fail to obtain or adequately protect our intellectual property (and the intellectual property of customers to which we have been given access), the value of our products and brands could be reduced and there could be an adverse impact on our business, financial condition and results of operations.
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
Furthermore, our information technology systems, and the systems of our customers, vendors, suppliers, and other third-party service providers, are subject to cyber-attacks or other security incidents including computer viruses or other malicious codes, phishing attacks, unauthorized access attempts, cyber extortion, business email compromise, deepfake or social engineering schemes, denial of service attacks, hacking, ransomware, or other cyberattacks attempting to exploit vulnerabilities. Cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities, and rapid integration of new technology such as generative artificial intelligence. Continued geographical turmoil, including the ongoing conflicts between Russia and Ukraine and Israel and Hamas, has heightened the risk of cyberattack. Such incidents could result in unauthorized access to information including customer, consumer or other company confidential data as well as disruptions to operations. We, and the third-parties we do business with, have experienced in the past, and expect to continue to experience, cybersecurity threats and attacks, although to date none had a material impact on our operations or business. To address the risks to our information technology systems and data, we maintain an information security program that includes updating technology, developing security policies and procedures, implementing and assessing the effectiveness of controls, monitoring and routine testing of our information systems, conducting risk assessments of third-party service providers and designing business processes to mitigate the risk of such breaches. We believe that these preventative actions provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks. However, cyber-threats are constantly evolving, are becoming more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. There can be no assurance that these measures will prevent or limit the impact of a future incident. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. Additionally, we rely on services provided by third-party vendors for certain information technology processes and functions, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls. If we are unable to prevent or adequately respond to and resolve an incident, it may have a material, negative impact on our operations or business reputation, and we may experience other adverse consequences such as loss of assets, remediation costs, litigation, regulatory investigations, and the failure by us to retain or attract customers following such an event.
If we are not able to successfully implement our business transformation initiative or utilize information technology systems and networks effectively, our ability to conduct our business may be negatively impacted.
We continue to implement our multi-year business transformation initiative to execute significant change to our global processes, capabilities and operating model, including in our Global Business Services (GBS) operating model initiative, in order to provide a scalable platform for future growth, while reducing costs. As technology provides the backbone for greater process alignment, information sharing and scalability, we are also making investments in our information systems, including the multi-year program to replace our enterprise resource planning (ERP) system currently underway, which includes the transformation of our financial processing systems to enterprise-wide systems solutions. These systems implementations are part of our ongoing business transformation initiative, and we currently plan to implement these systems throughout all parts of our businesses. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to process transactions accurately and efficiently and remain in step with the changing needs of our business, which could result in the loss of customers and revenue. In addition, failure to either deliver the applications on time or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of business processes and controls, including our internal control over financial reporting processes, to maintain effective controls over our financial reporting.
We utilize cloud-based services and systems and networks managed by third-party vendors to process, transmit and store information and to conduct certain of our business activities and transactions with employees, customers, vendors and other third parties. Our utilization of these cloud-based services and systems will increase as we implement our business transformation initiatives. If any of these third-party service providers or vendors do not perform effectively, or if we fail to adequately monitor their performance (including compliance with service-level agreements or regulatory or legal requirements), we may have to incur additional costs to correct errors made by such service providers, our reputation could be harmed or we could be subject to litigation, claims, legal or regulatory proceedings, inquiries or investigations. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, incorrect or adverse effects on financial reporting, litigation or remediation costs, or damage to our reputation, which could have a negative impact on employee morale. In addition, the management of multiple third-party service providers increases operational complexity and decreases our control.
Risks Related to Our Global Business, Litigation, Laws and Regulations
Laws and regulations could adversely affect our business.
Food products are extensively regulated in most of the countries in which we sell our products. We are subject to numerous laws and regulations relating to the growing, sourcing, manufacturing, storage, labeling, marketing, advertising and distribution of food products, as well as laws and regulations relating to financial reporting requirements, the environment, consumer protection, product design, competition, anti-corruption, privacy, machine learning and artificial intelligence, relations with distributors and retailers, foreign supplier verification, customs and trade laws, including the import and export of products and product ingredients, employment, and health and safety. Enforcement of existing laws and regulations, including changes in the enforcement priorities of regulators, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. Increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the attributes of food products and ingredients may increase compliance costs and create other obligations that could adversely affect our business, financial condition or operating results. Governments may also impose requirements and restrictions that impact our business, such as labeling disclosures pertaining to ingredients. For example, "Proposition 65, the Safe Drinking Water and Toxic Enforcement Act of 1986," in California exposes all food companies to the possibility of having to provide warnings on their products in that state. If we were required to add warning labels to any of our products or place warnings in locations where our products are sold in order to comply with Proposition 65, the sales of those products and other products of our company could suffer, not only in those locations but elsewhere.
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
In the United States, for example, the CCPA imposes requirements on companies that do business in California and collect personal information from certain individuals, including notice, consent and service provider requirements. The CCPA also provides for civil penalties for companies that fail to comply with these requirements, as well as a private right of action for data breaches. Further, the California Privacy Rights Act (CPRA) went into full effect on January 1, 2023 (with a ‘look-back’ to January 1, 2022). The CPRA builds on the CCPA and among other things, requires the establishment of a dedicated agency to regulate privacy issues. In 2021, Virginia, Colorado, Connecticut and Utah adopted laws which have now taken effect introducing new privacy obligations, which have required us to develop additional compliance mechanisms and processes. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. There also is a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
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
We operate our business and market our products internationally. In fiscal year 2023, approximately 39% of our sales were generated in countries other than the U.S. Our international operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Several countries within the European Union continue to experience sovereign debt and credit issues, which causes more volatility in the economic environment throughout the European Union and the U.K. Additionally, sales in countries other than the U.S., together with finished goods and raw materials imported into the U.S., are subject to risks related to fundamental changes to tax laws as well as the imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.
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
Guangzhou–consumer and flavor solutions
Shanghai–consumer and flavor solutions
Wuhan–consumer and flavor solutions
Australia:
Melbourne–consumer and flavor solutions
Palmwoods–consumer
Thailand:
Chonburi–consumer and flavor solutions

In addition to distribution facilities and warehouse space available at our manufacturing facilities, we lease regional distribution facilities as follows (i) in the U.S.: Baltimore, Maryland; Salinas, California; Byhalia, Mississippi; Irving, Texas; and Springfield, Missouri; (ii) in Canada: Mississauga and London, Ontario; (iii) in Heywood, U.K. and (iv) in Compans, France. We also own a distribution facility in Monteux, France. In addition, we own, lease or contract other properties used for manufacturing consumer and flavor solutions products and for sales, warehousing, distribution and administrative functions.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (NYSE). Our Common Stock and Common Stock Non-Voting trade under the ticker symbols MKC.V and MKC, respectively. We have disclosed in note 17 of the accompanying financial statements the information relating to the dividends declared and paid on our classes of common stock. The market price of our common stock at the close of business on December 29, 2023 was $68.00 per share for the Common Stock and $68.42 per share for the Common Stock Non-Voting.

The approximate number of holders of our common stock based on record ownership as of December 29, 2023 was as follows:

Title of class	Approximate number of record holders
Common Stock, par value $0.01 per share	2,100
Common Stock Non-Voting, par value $0.01 per share	9,000
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2023:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 1, 2023 to September 30, 2023	CS - 0 CSNV - 0	- -	- -	$511 million
October 1, 2023 to October 31, 2023	CS - 130,254 CSNV - 0	$61.48 -	130,254 -	$502 million
November 1, 2023 to November 30, 2023	CS - 15,435 CSNV - 0	$64.50 -	15,435 -	$501 million
Total	CS - 145,689 CSNV - 0	$61.80 -	145,689 -	$501 million
As of November 30, 2023, approximately $501 million remained of a $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During fiscal 2023, we issued 671,229 shares of CSNV in exchange for shares of CS and issued 11,160 shares of CS in exchange for shares of CSNV.

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
Base Business – We expect to drive sales growth by optimizing our brand marketing investment through improved speed, quality, and effectiveness. We measure the return on our brand marketing investment and have identified digital marketing as one of our highest return investments in brand marketing support. Through digital marketing, we are connecting with consumers in a personalized way to deliver recipes, provide cooking advice and help them discover new products.
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
Acquisitions – Acquisitions are expected to approximate one-third of our sales growth over time. Since the beginning of 2018, we have completed two acquisitions, including our December 20, 2020 acquisition of FONA International, LLC and certain of its affiliates (FONA) and our November 30, 2020 acquisition of the parent company of Cholula Hot Sauce ® (Cholula) from L Catterton. These acquisitions are driving sales in both our consumer and flavor solutions segments. We focus on acquisition opportunities that meet the growing demand for flavor and health. Geographically, our focus is on acquisitions that build scale where we currently have presence in both developed and emerging markets.
Executive Summary
In 2023, we achieved net sales growth of 4.9% over the 2022 level due to the following factors:
•Pricing actions, taken in response to the inflationary cost environment, contributed 8.5% to the increase in net sales.
•Volume and product mix unfavorably impacted our net sales growth by 2.6%, exclusive of divestitures. Both our consumer and flavor solutions segments experienced unfavorable volume and product mix of 3.9% and 1.0%, respectively, including the impact of price elasticity. Our decisions to exit our consumer operations in Russia and certain low margin businesses contributed approximately 0.9% to the unfavorable impact of volume and product mix.
•Divestitures negatively impacted our net sales increase by 0.4%.
•Net sales growth was negatively impacted by fluctuations in currency rates that decreased sales growth by 0.6%. Excluding this impact, we grew sales by 5.5% over the prior year on a constant currency basis.
Operating income was $963.0 million in 2023 and $863.6 million in 2022. We recorded $61.2 million and $51.6 million of special charges in 2023 and 2022, respectively, related to organization and streamlining actions. In 2022, we also recorded $2.2 million of transaction and integration expenses related to our acquisition of FONA that reduced operating income. In 2023, the effects of pricing actions taken in response to increased costs and cost savings from our GOE and CCI programs during 2022 were partially offset by increased employee incentive compensation and higher distribution costs. Excluding special charges and transaction and integration expenses related to our acquisition of FONA, adjusted operating income was $1,024.2 million in 2023, an increase of 11.6%, compared to $917.4 million in the year-ago period. In constant currency, adjusted operating income increased 12.0%. For further details and a reconciliation of non-GAAP to reported amounts, see the subsequent discussion under the heading "Non-GAAP Financial Measures".
Diluted earnings per share was $2.52 in 2023 and 2022. In 2023, diluted earnings per share was driven primarily by the impact of higher operating income, an increase in interest expense, the unfavorable effects of a decrease in other income, and an increase in income from unconsolidated operations. Special charges and transaction and integration expenses lowered earnings per share by $0.18 and $0.15 in 2023 and 2022, respectively. A gain on our sale of a business increased earnings per share by $0.14 in 2022. Excluding the effects of special charges, transaction and integration expenses, and the gain realized from the sale of a business, adjusted diluted earnings per share was $2.70 in 2023 and $2.53 in 2022, or an increase of 6.7%.
Net cash provided by operating activities was $1,237.3 million, $651.5 million and $828.3 million in 2023, 2022, and 2021, respectively. In 2023, we continued to have a balanced use of cash for debt repayment, capital expenditures and the return of cash to shareholders through dividends and share repurchases. We are using our cash to fund shareholder dividends, with annual increases in each of the past 38 years, and to fund capital expenditures and acquisitions. In 2023, the return of cash to our shareholders through dividends and share repurchases was $454.2 million.
A detailed review of our fiscal 2023 performance compared to fiscal 2002 appears in the section titled “Results of Operations – 2023 Compared to 2022”.
Recent Events
During fiscal 2022 and fiscal 2023, we experienced inflationary cost increases in our commodities, packaging materials and transportation costs. While we continued to experience significant input cost inflation throughout fiscal 2023, our pricing actions, combined with cost savings from our Global Operating Effectiveness (GOE) program and our Comprehensive Continuous Improvement (CCI) program assisted in a 180-basis point recovery to gross margin. Additionally, in some instances, the pricing actions we take have been impacted by consumer behavior, or price elasticity, which unfavorably impacts our sales volume and mix. While we are seeing moderation in input cost inflation, we do expect inflationary pressures to persist into fiscal 2024. However, we anticipate GOE program and CCI program-led cost savings as well as previously implemented pricing actions to mitigate those inflationary pressures. We will also be lapping 2023 price increases and anticipate favorable net price realization in 2024.
We are fueling our investment in growth with cost savings from our CCI program, an ongoing initiative to improve productivity and reduce costs throughout the organization, as well as savings from the organization and streamlining actions described in note 3 of notes to our consolidated financial statements that includes our GOE program. Our CCI and GOE programs both delivered cost savings in 2023. Our CCI program funds brand marketing support, product innovation and other growth initiatives. We expect our CCI program, GOE program, and organization and streamlining actions to deliver additional savings in 2024.
We are making investments to build the McCormick of the future, including in our Global Business Services (GBS) organization, to transform McCormick through globally aligned, innovative services to enable growth. As technology provides the backbone for this greater process alignment, information sharing and scalability, we are also making investments in our information systems. We continue to progress our global enterprise resource planning (ERP) replacement program which will enable us to accelerate the transformation of our ways of working and provide a scalable platform for growth.
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
2024 Outlook
In 2024, we expect net sales to range from a decline of 2% to 0% from our net sales in 2023 including a 1% unfavorable impact of foreign currency rates, or to range from a decline of 1% to an increase of 1% on a constant currency basis. We anticipate that the 2024 sales change will include a favorable impact from previously implemented pricing actions. We anticipate that our volume and product mix will be impacted by the divestiture of our Giotti canning business in the third quarter of last year, and the pruning of low margin businesses.
We expect our 2024 gross profit margin to range from 50 basis points to 100 basis points higher than our gross profit margin of 37.6% in 2023. The projected 2024 increase in gross profit margin is principally due to the net effect of (i) the favorable impact of pricing actions, (ii) the favorable impacts of product mix, (iii) the favorable impact of anticipated Global Operating Effectiveness Program and CCI cost savings, and (iv) a low single-digit percentage impact of inflation in 2024 compared to 2023.
In 2024, we expect an increase in operating income of 8% to 10%, which includes a 1% unfavorable impact from foreign currency rates, over the 2023 level. The projected 2024 change in operating income includes the effects of the anticipated increase in our gross profit margin as well as SG&A cost savings from our CCI and GOE programs, which will be partially offset by our investments to drive volume growth, including brand marketing. We expect our brand marketing investments in 2024 to increase in the high-single digits over the 2023 level. We also expect approximately $15 million of special charges in 2024 that relate to previously announced organization and streamlining actions; in 2023, special charges were $61.2 million. Excluding special charges, we expect 2024’s adjusted operating income to increase by 3% to 5%, which includes a 1% unfavorable impact from foreign currency rates, or to increase by 4% to 6% on a constant currency basis.
We estimate that our 2024 effective tax rate, including the net favorable impact of anticipated discrete tax items, will be 22% as compared to 21.8% in 2023. Excluding projected taxes associated with special charges, we estimate that our adjusted effective tax rate will be approximately 22% in 2024, or comparable to an adjusted effective tax rate of 22.0% in 2023.
We also expect that our income from unconsolidated operations, including the performance of our largest joint venture, McCormick de Mexico, will increase by a mid-teens percentage rate over the 2023 level.
Diluted earnings per share was $2.52 in 2023. Diluted earnings per share for 2024 is projected to range from $2.76 to $2.81. Excluding the per share impact of special charges of $61.2 million adjusted diluted earnings per share was $2.70 in 2023. Adjusted diluted earnings per share, excluding an estimated per share impact from special charges of $0.04, is projected to range from $2.80 to $2.85 in 2024, or an increase of 4% to 6% over adjusted diluted earnings per share of $2.70 in 2023.

RESULTS OF OPERATIONS—2023 COMPARED TO 2022

	2023	2022
Net sales	$6,662.2	$6,350.5
Percent growth	4.9%	0.5%
Components of percent growth in net sales–increase (decrease):
Pricing actions	8.5%	7.7%
Volume and product mix	(2.6)%	(4.5)%
Acquisitions	—%	0.2%
Divestiture	(0.4)%	(0.4)%
Foreign exchange	(0.6)%	(2.5)%

Sales for 2023 increased by 4.9% from 2022 and by 5.5% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Pricing actions, taken in response to the inflationary cost environment, increased sales by 8.5% compared to the prior year period. Unfavorable volume and product mix decreased sales by 2.6% with declines in both our consumer and flavor solutions segments. Our decisions to exit our consumer operations in Russia and discontinue certain low margin businesses contributed approximately 0.9% to the unfavorable impact of volume and product mix. The divestiture of our Kitchen Basics business and the Giotti canning business unfavorably impacted sales by 0.4% as compared to the prior year. Sales were impacted by unfavorable foreign currency rates that decreased sales by 0.6% in 2023 as compared to the prior year and are excluded from our measure of sales growth of 5.5% on a constant currency basis.

	2023	2022
Gross profit	$2,502.5	$2,274.5
Gross profit margin	37.6%	35.8%

In 2023, gross profit increased by $228.0 million, or 10.0%, from 2022. Our gross profit margin for 2023 was 37.6%, an increase of 180 basis points from 35.8% in 2022. The increase was driven by the favorable impact of our pricing actions taken in response to increased costs, favorable product mix within our segments, and cost savings led by our CCI and GOE programs. These favorable impacts were partially offset by increased commodity costs, higher conversion costs, and unfavorable segment mix, all as compared to the 2022 period.

	2023	2022
Selling, general & administrative expense	$1,478.3	$1,357.1
Percent of net sales	22.2%	21.4%

Selling, general and administrative (SG&A) expense increased by $121.2 million in 2023 as compared to 2022. That increase in SG&A expense was primarily a result of higher performance-based employee incentive expense, increased distribution costs, increased selling and marketing costs, and higher advertising and promotional spend which were partially offset by CCI-led and GOE cost savings and favorable investment results associated with non-qualified retirement plan assets, all as compared to 2022. SG&A as a percent of net sales for 2023 increased by 80 basis points from the prior year level, as the net impact of the previously mentioned factors was partially offset by the impact of the higher sales base.

	2023	2022
Total special charges	$61.2	$51.6
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
During 2023, we recorded $61.2 million of special charges, consisting principally of (i) $42.8 million associated with the GOE program, (ii) $8.7 million associated with the transition of a manufacturing facility in EMEA, and (iii) streamlining actions of $8.8 million in the Americas region and $0.9 million in the EMEA region.
During 2022, we recorded $51.6 million of special charges, consisting principally of (i) $23.3 million associated with the exit of our consumer business in Russia, (ii) $21.5 million associated with the transition of a manufacturing facility in EMEA, and (iii) streamlining actions of $8.0 million in the Americas region and $7.1 million in the EMEA region, and (iv) $5.6 million associated with a U.S. voluntary retirement program. As more fully described in note 3 of our notes of consolidated financial statements, these charges were partially offset by a $13.6 million gain on the sale of our Kohinoor brand that was associated with the rice product line in India that we exited in the fourth quarter of fiscal 2021, as well as a reversal of $2.2 million of estimated costs associated with that rice product line exit upon settlement of a supply agreement related to that product line.
Details with respect to the composition of special charges are included in the accompanying notes to our financial statements contained in Item 8 of this report.

	2023	2022
Total transaction and integration expenses	$—	$2.2
During 2022, we recorded integration expenses of $2.2 million related to our acquisition of FONA.

	2023	2022
Operating income	$963.0	$863.6
Percent of net sales	14.5%	13.6%
Operating income increased by $99.4 million, or 11.5%, from $863.6 million in 2022 to $963.0 million in 2023. Special charges and transaction and integration expenses increased by $7.4 million in 2023, as compared to 2022, and negatively impacted operating income. Operating income as a percentage of net sales increased by 90 basis points in 2023, to 14.5% in 2023 from 13.6% in 2022 as a result of the factors previously described. Excluding the effect of special charges and transaction and integration expenses previously described, adjusted operating income was $1,024.2 million in 2023 as compared to $917.4 million in 2022, an increase of $106.8 million or 11.6% from the 2022 level. Adjusted operating income as a percentage of net sales increased by 100 basis points in 2023, to 15.4% in 2023 from 14.4% in 2022.

	2023	2022
Interest expense	$208.2	$149.1
Other income, net	43.9	98.3
Interest expense was $59.1 million higher in 2023 as compared to the prior year as the effects of the higher interest rate environment more than offset lower average borrowing levels. Other income, net for 2022 included a $49.6 million gain on the sale of our Kitchen Basics business and $18.7 million associated with the settlement of treasury lock arrangements both of which are more fully described in the notes to the accompanying condensed consolidated financial statements. These were partially offset by higher interest income in 2023, also principally associated with the higher interest rate environment.

	2023	2022
Income from consolidated operations before income taxes	$798.7	$812.8
Income tax expense	174.5	168.6
Effective tax rate	21.8%	20.7%
The effective tax rate was 21.8% in 2023 as compared to 20.7% in 2022. The increase in our effective tax rate was principally attributable to the effects of the lower level of net discrete tax benefits in 2023 as compared to 2022. Net discrete tax benefits were $9.6 million in 2023, a decrease of $18.0 million from $27.6 million in 2022. Discrete tax benefits in both the 2023 and 2022 periods included excess tax benefits associated with stock-based compensation ($0.8 million and $9.1 million in 2023 and 2022, respectively), the reversal of reserves for unrecognized tax benefits ($5.6 million and $6.9 million in 2023 and 2022, respectively) due to, in 2023 the net reversal of reserves for unrecognized tax benefits and related interest in non-U.S. jurisdictions and tax benefits related to a tax settlement, and in both years due to the expiration of the statutes of limitations, the release of valuation allowances due to a change in judgment about realizability of deferred tax assets ($3.2 million and $4.6 million in 2023 and 2022, respectively), and other discrete items. In 2023, other discrete tax benefits included $0.9 million of tax benefits resulting from an adjustment to a prior year tax accrual, and related deferred taxes, based on the final returns filed and $1.8 million of tax expense related to certain unremitted prior year earnings. In 2022, other discrete tax benefits included $3.9 million related to the revaluation of deferred taxes resulting from enacted legislation and $2.3 million of tax benefits related to the sale of an asset associated with a previously exited line of business. See note 13 of notes to our consolidated financial statements for a more detailed reconciliation of the U.S. federal tax rate with the effective tax rate.

	2023	2022
Income from unconsolidated operations	$56.4	$37.8
Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, increased by $18.6 million in 2023 from the prior year. The increase for 2023 as compared to 2022 was primarily driven by higher earnings of McCormick de Mexico. We own 50% of most of our unconsolidated joint ventures, including our largest joint venture, McCormick de Mexico, that comprised 95% and 84% of the income of our unconsolidated operations in 2023 and 2022, respectively.
We reported diluted earnings per share of $2.52 in 2023 and 2022. The table below outlines the major components of the change in diluted earnings per share from 2022 to 2023.

2022 Earnings per share—diluted	$2.52
Increase in operating income	0.31
Increase in special charges, net of taxes	(0.04)
Decrease in transaction and integration expenses, net of taxes	0.01
Impact from gain on the sale of a business, net of taxes	(0.14)
Decrease in other income, excluding gain on the sale of a business	(0.01)
Increase in interest expense	(0.17)
Increase in income from unconsolidated operations	0.07
Impact of change in effective income tax rate, excluding taxes on special charges, transaction and integration expenses, and the sale of a business	(0.03)
2023 Earnings per share—diluted	$2.52

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
Consumer Segment

	2023	2022
Net sales	$3,807.3	$3,757.9
Percent - increase (decline)	1.3%	(4.6)%
Components of percent change in net sales - increase (decrease):
Pricing actions	6.5%	7.4%
Volume and product mix	(3.9)%	(9.3)%
Divestiture	(0.5)%	(0.6)%
Foreign exchange	(0.8)%	(2.1)%

Segment operating income	$735.5	$710.7
Segment operating income margin	19.3%	18.9%
Sales of our consumer segment in 2023 increased by 1.3% as compared to 2022 and increased by 2.1% on a constant currency basis. Pricing actions taken in our consumer business in all regions increased sales by 6.5% in 2023 as compared to 2022. Lower volume and unfavorable product mix decreased sales by 3.9%, driven primarily by the impact of price elasticity. Volume and product mix includes the unfavorable impact of our decisions to exit our consumer business in Russia and discontinue certain low margin businesses of 1.3%. The divestiture of our Kitchen Basics business unfavorably impacted sales by 0.5% as compared to 2022. An unfavorable impact from foreign currency rates decreased sales by 0.8% compared to the prior year and is excluded from our measure of sales increase of 2.1% on a constant currency basis.
In the Americas region, consumer sales increased 0.4% in 2023 as compared to 2022 and increased by 0.8% on a constant currency basis. Pricing actions, taken in response to inflationary cost environment, increased sales by 5.8% as compared to the prior year period. Unfavorable volume and product mix decreased sales by 4.3% as compared to the corresponding period in 2022, including the unfavorable impact of price elasticity and the effects of the inflationary environment impacting consumer spending. This reduction included an approximately 1.2% impact of our decision to discontinue a low margin business. The sale of our Kitchen Basics business unfavorably impacted sales by 0.7% as compared to 2022. The unfavorable impact of foreign currency rates decreased sales by 0.4% in the year and is excluded from our measure of sales increase of 0.8% on a constant currency basis.
In the EMEA region, consumer sales increased 7.1% in 2023 as compared to 2022 and increased by 6.2% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, increased sales by 11.1% as compared to 2022. Sales were impacted by unfavorable volume and product mix that decreased sales by 4.9% from the prior year level, including a 2.0% impact associated with the exit of our consumer operations in Russia. The favorable impact of foreign currency exchange rates increased sales by 0.9% compared to 2022 and is excluded from our measure of sales increase of 6.2% on a constant currency basis.
In the APAC region, consumer sales decreased 1.1% in 2023 as compared to 2022 and increased by 5.1% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, increased sales by 5.1% as compared to the prior year period. Volume and product mix were comparable to 2022. The unfavorable impact from foreign currency rates decreased sales by 6.2% compared to the year-ago period and is excluded from our measure of sales increase of 5.1% on a constant currency basis.
Segment operating income for our consumer segment increased by $24.8 million, or 3.5%, in 2023 as compared to 2022. The increase in segment operating income was driven by the effects of an increase in gross profit primarily driven by the higher level of sales, favorable pricing actions in response to increased costs, favorable product mix within the segment, and CCI-led and GOE cost savings, which were partially offset by higher commodity costs and higher SG&A expenses, including higher performance-based employee incentive expenses, increased distribution costs, and increased advertising and promotional expenses, all as compared to the prior year. Segment operating margin for our consumer segment increased by 40 basis points in 2023 to 19.3%, driven by an increase in consumer gross profit margin as previously discussed which was partially offset by a higher level of SG&A as a percentage of sales, principally due to the factors previously described, all as compared to the 2022 level. On a constant currency basis, segment operating income for our consumer segment increased by 4.4% in 2023, as compared to 2022.

Flavor Solutions Segment

	2023	2022
Net sales	$2,854.9	$2,592.6
Percent growth	10.1%	8.9%
Components of percent growth in net sales–increase (decrease):
Pricing actions	11.4%	8.2%
Volume and product mix	(1.0)%	3.5%
Acquisition	—%	0.4%
Divestiture	(0.1)%	—%
Foreign exchange	(0.2)%	(3.2)%

Segment operating income	$288.7	$206.7
Segment operating income margin	10.1%	8.0%
Sales of our flavor solutions segment increased 10.1% in 2023 as compared to 2022 and increased by 10.3% on a constant currency basis. Pricing actions, taken in response to increased costs, across all regions increased sales by 11.4% in 2023 and was partially offset by 1.0% of unfavorable volume and product mix, both in comparison to the prior year levels. The divestiture of our Giotti canning business unfavorably impacted sales by 0.1% as compared to the prior year. An unfavorable impact from foreign currency rates decreased sales by 0.2% compared to the prior year and is excluded from our measure of sales growth of 10.3% on a constant currency basis.
In the Americas region, flavor solutions sales increased by 10.7% during 2023 as compared to 2022 and increased by 9.6% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 9.8% during 2023, as compared to the prior year. Unfavorable volume and product mix decreased flavor solutions sales in the Americas by 0.2% during 2023, including the effects of growth in sales to packaged food and beverage and nutrition and healthcare companies, as compared to the prior year. A favorable impact from foreign currency rates increased sales by 1.1% compared to 2022 and is excluded from our measure of sales growth of 9.6% on a constant currency basis.
In the EMEA region, flavor solutions sales in 2023 increased by 10.3% as compared to 2022 and increased by 12.2% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 18.8% in 2023 as compared to the prior period level. Unfavorable volume and product mix decreased segment sales by 5.9% in 2023 as compared to 2022, including the effects of the inflationary environment impacting consumer spending at quick service restaurants and packaged food and beverage companies and approximately 1.3% impact of our decision to discontinue a low margin business. The divestiture of our Giotti canning business unfavorably impacted sales by 0.7% as compared to the prior year. An unfavorable impact from foreign currency rates decreased sales by 1.9% compared to 2022 and is excluded from our measure of sales growth of 12.2% on a constant currency basis.
In the APAC region, flavor solutions sales increased 5.6% in 2023 as compared to 2022 and increased by 11.0% on a constant currency basis. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 7.0% as compared to the prior year period. Favorable volume and product mix increased sales by 4.0%, driven by higher sales to quick service restaurant customers, partially impacted by the timing of customers' promotional activities. An unfavorable impact from foreign currency rates decreased sales by 5.4% compared to 2022 and is excluded from our measure of sales growth of 11.0% on a constant currency basis.
Segment operating income for our flavor solutions segment increased by $82.0 million, or 39.7%, in 2023 as compared to 2022. The increase in segment operating income was driven by the effects of an increase in gross profit primarily due to the higher level of sales, favorable pricing in response to increased costs, favorable product mix within the segment, and CCI-led and GOE cost savings which more than offset increased commodity and conversion costs and the higher level of SG&A expenses, including higher performance-based employee incentive expense and increased distribution costs, all as compared to the prior year. Segment operating margin for our flavor solutions segment increased by 210 basis points in 2023 to 10.1%, driven by a higher segment gross margin, as previously described. On a constant currency basis, segment operating income for our flavor solutions segment increased by 38.5% in 2023, as compared to 2022.

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
In 2022, gross profit decreased by $220.1 million, or 8.8%, from 2021. Our gross profit margin for 2022 was 35.8%, a decrease of 370 basis points from 39.5% in 2021. The decline was driven by the margin dilutive impact of pricing actions taken in response to the inflationary cost environment of approximately 240 basis points, increased commodity, packaging materials and transportation costs, higher conversion costs and a less favorable product mix both within and between our segments, each as compared to 2021. These unfavorable impacts were partially offset by cost savings led by our CCI program. In addition, our gross profit for 2021 was burdened by (i) $6.3 million of transaction expense, representing the amortization of the fair value adjustment to the acquired inventories of Cholula and FONA upon our sale of those acquired inventories in the first quarter of fiscal 2021 and (ii) a non-cash special charge of $4.7 million associated with the exit of a low margin business in our APAC region. Excluding those transaction and integration expenses and special charges, adjusted gross profit margin declined 390 basis points to 35.8% in 2022 from 39.7% in 2021.

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
During 2022, we recorded $51.6 million of special charges, consisting principally of (i) $23.3 million associated with the exit of our consumer business in Russia, (ii) $21.5 million associated with the transition of a manufacturing facility in EMEA, and (iii) streamlining actions of $8.0 million in the Americas region and $7.1 million in the EMEA region, and (iv) $5.6 million associated with a U.S. voluntary retirement program. As more fully described in note 3 of our notes of consolidated financial statements, these charges were partially offset by a $13.6 million gain on the sale of our Kohinoor brand that was associated with the rice product line in India that we exited in the fourth quarter of fiscal 2021, as well as a reversal of $2.2 million of estimated costs associated with that rice product line exit upon settlement of a supply agreement related to that product line.
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

2021 Earnings per share—diluted	$2.80
Decrease in operating income	(0.54)
Decrease in special charges, net of taxes	0.02
Decrease in transaction and integration expenses, including impact of net discrete tax item related to FONA acquisition	0.13
Gain on the sale of a business, net of taxes	0.14
Increase in other income, excluding gain on the sale of a business	0.09
Decrease in income from unconsolidated operations, including the after-tax gain on sale of unconsolidated operation of $0.05 per diluted share in 2021	(0.05)
Impact of change in effective income tax rate, excluding taxes on special charges, transaction and integration expenses, and the sale of a business	(0.03)
Increase in interest expense	(0.04)
2022 Earnings per share—diluted	$2.52

Results of Operations—Segments

Consumer Segment

	2022	2021
Net sales	$3,757.9	$3,937.5
Percent - (decline) increase	(4.6)%	9.5%
Components of percent change in net sales–(decrease) increase:
Volume and product mix	(9.3)%	4.3%
Pricing actions	7.4%	0.6%
Acquisition	—%	2.4%
Divestiture	(0.6)%	—%
Foreign exchange	(2.1)%	2.2%

Segment operating income	$710.7	$804.9
Segment operating income margin	18.9%	20.4%
Sales of our consumer segment in 2022 decreased by 4.6% as compared to 2021 and decreased by 2.5% on a constant currency basis. The sales decrease was driven by lower sales of our consumer business in the Americas, EMEA and APAC regions. Lower volume and unfavorable product mix decreased sales by 9.3%. The impact of restrictive measures related to COVID-19 resurgences in China, the exit of our consumer operations in Russia, and the exit of our rice product line in India, contributed approximately 1.5% to that decline as compared to 2021. Pricing actions, taken in response to inflationary cost pressures, increased sales by 7.4% in 2022 as compared to the prior year level. The divestiture of our Kitchen Basics business unfavorably impacted sales by 0.6% as compared to 2021. An unfavorable impact from foreign currency rates decreased sales by 2.1% compared to the prior year and is excluded from our measure of sales decline of 2.5% on a constant currency basis.
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
In the APAC region, consumer sales decreased 10.1% in 2022 as compared to 2021 and decreased by 8.1% on a constant currency basis. Lower volume and unfavorable product mix decreased sales by 11.5% as compared to the corresponding period in 2021. The impact of restrictive measures related to COVID-19 resurgences in China and the exit of our rice product line in India, contributed approximately 9.5% to that decline as compared to 2021. Pricing actions, taken in response to the inflationary cost environment, increased sales by 3.4% as compared to the prior year. The unfavorable impact from foreign currency rates decreased sales by 2.0% compared to the year-ago period and is excluded from our measure of sales decline of 8.1% on a constant currency basis.
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
Components of percent change in net sales–increase (decrease):
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
In the APAC region, flavor solutions sales decreased 0.2% in 2022 as compared to 2021 and increased by 5.2% on a constant currency basis. Favorable volume and product mix increased sales by 0.3%, driven by higher sales to quick service restaurant customers, partially impacted by the timing of customers' promotional activities. Pricing actions, taken in response to the inflationary cost environment, favorably impacted sales by 4.9% as compared to the prior year. An unfavorable impact from foreign currency rates decreased sales by 5.4% compared to 2021 and is excluded from our measure of sales growth of 5.2% on a constant currency basis.
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

A reconciliation of these non-GAAP financial measures to GAAP financial results is provided below:

	2023	2022	2021
Gross profit	$2,502.5	$2,274.5	$2,494.6
Impact of transaction and integration expenses included in cost of goods sold(1)	—	—	6.3
Impact of special charges included in cost of goods sold(2)	—	—	4.7
Adjusted gross profit	$2,502.5	$2,274.5	$2,505.6
Gross profit margin(3)	37.6%	35.8%	39.5%
Impact of transaction and integration expenses and special charges(3)	—%	—%	0.2%
Adjusted gross profit margin(3)	37.6%	35.8%	39.7%
Operating income	$963.0	$863.6	$1,015.1
Impact of transaction and integration expenses included in cost of goods sold(1)	—	—	6.3
Impact of other transaction and integration expenses(1)	—	2.2	29.0
Impact of special charges included in cost of goods sold(2)	—	—	4.7
Impact of other special charges(2)	61.2	51.6	46.4
Adjusted operating income	$1,024.2	$917.4	$1,101.5
% (decrease) increase versus prior year	11.6%	(16.7)%	8.1%
Operating income margin(3)	14.5%	13.6%	16.1%
Impact of transaction and integration expenses and special charges(3)	0.9%	0.8%	1.3%
Adjusted operating income margin(3)	15.4%	14.4%	17.4%
Income tax expense	$174.5	$168.6	$192.7
Impact of transaction and integration expenses(1)	—	0.6	(2.7)
Impact of special charges(2)	14.5	13.3	7.1
Impact of sale of Kitchen Basics	—	(11.6)	—
Adjusted income tax expense	$189.0	$170.9	$197.1
Income tax rate(4)	21.8%	20.7%	21.5%
Impact of transaction and integration expenses, special charges, and sale of Kitchen Basics(4)	0.2%	0.2%	(1.4)%
Adjusted income tax rate(4)	22.0%	20.9%	20.1%
Net income	$680.6	$682.0	$755.3
Impact of transaction and integration expenses(1)	—	1.6	38.0
Impact of special charges(2)	46.7	38.3	44.0
Impact of after-tax gain on sale of Kitchen Basics	—	(38.0)	—
Impact of after-tax gain on sale of unconsolidated operations	—	—	(13.4)
Adjusted net income	$727.3	$683.9	$823.9
% (decrease) increase versus prior year	6.3%	(17.0)%	8.0%
Earnings per share—diluted	$2.52	$2.52	$2.80
Impact of transaction and integration expenses(1)	—	0.01	0.14
Impact of special charges(2)	0.18	0.14	0.16
Impact of after-tax gain on sale of Kitchen Basics	—	(0.14)	—
Impact of after-tax gain on sale of unconsolidated operations	—	—	(0.05)
Adjusted earnings per share—diluted	$2.70	$2.53	$3.05

(1)	Transaction and integration expenses are more fully described in note 2 of notes to our consolidated financial statements and include transaction and integration expenses associated with our acquisitions of Cholula and FONA. These expenses include the effect of the fair value adjustment to acquired inventories on cost of goods sold and the impact of a discrete deferred state income tax expense item, directly related to our December 2020 acquisition of FONA. The discrete tax item had an unfavorable impact of $10.4 million or $0.04 per diluted share for the year ended November 30, 2021.
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

(3)	Gross profit margin, impact of transaction and integration expenses and special charges, and adjusted gross profit margin are calculated as gross profit, impact of transaction and integration expenses and special charges, and adjusted gross profit as a percentage of net sales for each period presented. Similarly, operating income margin, impact of transaction and integration expenses and special charges, and adjusted operating income margin are calculated as operating income, impact of transaction and integration expenses and special charges, and adjusted operating income as a percentage of net sales for each period presented.
(4)	Income tax rate is calculated as income tax expense as a percentage of income from consolidated operations before income taxes. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses, special charges and gain on the sale of Kitchen Basics or $859.9 million, $817.0 million, and $982.2 million for the years ended November 30, 2023, 2022 and 2021, respectively.

Estimate for the year ending November 30, 2024

Earnings per share – diluted	$2.76 to $2.81
Impact of special charges	0.04
Adjusted earnings per share – diluted	$2.80 to $2.85

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
Percentage changes in sales and adjusted operating income expressed on a constant currency basis are presented excluding the impact of foreign currency exchange. To present this information for historical periods, current year results for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the prior fiscal year, rather than at the actual average exchange rates in effect during the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current year and the prior fiscal year. The tables set forth below present our growth in net sales and adjusted operating income on a constant currency basis as follows: (1) to present our growth in net sales and adjusted operating income for 2023 on a constant currency basis, net sales and adjusted operating income for 2023 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2022 and compared to the reported results for 2022; and (2) to present our growth in net sales and adjusted operating income for 2022 on a constant currency basis, net sales and operating income for 2022 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2021 and compared to the reported results for 2021.

	For the year ended November 30, 2023
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	0.4%	(0.4)%	0.8%
EMEA	7.1%	0.9%	6.2%
APAC	(1.1)%	(6.2)%	5.1%
Total Consumer	1.3%	(0.8)%	2.1%
Flavor Solutions segment:
Americas	10.7%	1.1%	9.6%
EMEA	10.3%	(1.9)%	12.2%
APAC	5.6%	(5.4)%	11.0%
Total Flavor Solutions	10.1%	(0.2)%	10.3%
Total net sales	4.9%	(0.6)%	5.5%

Adjusted operating income:
Consumer segment	3.5%	(0.9)%	4.4%
Flavor Solutions segment	39.7%	1.2%	38.5%
Total adjusted operating income	11.6%	(0.4)%	12.0%

	For the year ended November 30, 2022
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Net sales:
Consumer segment:
Americas	(1.1)%	(0.2)%	(0.9)%
EMEA	(14.7)%	(9.6)%	(5.1)%
APAC	(10.1)%	(2.0)%	(8.1)%
Total Consumer	(4.6)%	(2.1)%	(2.5)%
Flavor Solutions segment:
Americas	11.4%	(0.3)%	11.7%
EMEA	5.5%	(11.7)%	17.2%
APAC	(0.2)%	(5.4)%	5.2%
Total Flavor Solutions	8.9%	(3.2)%	12.1%
Total net sales	0.5%	(2.5)%	3.0%

Adjusted operating income:
Consumer segment	(11.7)%	(0.8)%	(10.9)%
Flavor Solutions segment	(30.3)%	(2.4)%	(27.9)%
Total adjusted operating income	(16.7)%	(1.2)%	(15.5)%
To present the percentage change in projected 2024 net sales, adjusted operating income and adjusted earnings per share — diluted on a constant currency basis, 2024 projected local currency net sales, adjusted operating income, and adjusted net income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at currently prevailing exchange rates and are compared to those 2024 local currency projected results, translated into U.S. dollars at the average actual exchange rates in effect during the corresponding months in fiscal year 2023 to determine what the 2024 consolidated U.S. dollar net sales, adjusted operating income and adjusted earnings per share — diluted would have been if the relevant currency exchange rates had not changed from those of the comparable 2023 periods.

Projections for the Year Ending November 30, 2024
Percentage change in net sales	(2)% to 0%
Impact of unfavorable foreign currency exchange	1%
Percentage change in net sales in constant currency	(1)% to 1%

Percentage change in adjusted operating income	3% to 5%
Impact of unfavorable foreign currency exchange	1%
Percentage change in adjusted operating income in constant currency	4% to 6%

LIQUIDITY AND FINANCIAL CONDITION

	2023	2022	2021
Net cash provided by operating activities	$1,237.3	$651.5	$828.3
Net cash used in investing activities	(260.5)	(146.4)	(908.6)
Net cash (used in) provided by financing activities	(1,184.2)	(487.2)	22.0
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
The reported values of our assets and liabilities held in our non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. At November 30, 2023, the exchange rates for the Euro, British pound sterling, Mexican peso, and Polish zloty were higher than the U.S. dollar than at November 30, 2022. At November 30, 2023, the exchange rates for the Canadian dollar, Chinese renminbi, and Australian dollar were lower than the U.S. dollar than at November 30, 2022.

Operating Cash Flow – Operating cash flow was $1,237.3 million in 2023, $651.5 million in 2022, and $828.3 million in 2021. Net income as well as our working capital management, as more fully described below, impacted operating cash flow. In 2023, the increase was primarily driven by an improvement in cash provided by working capital, which was driven by the lower inventory levels and the lower amount of employee incentive payments associated with the prior year as well as an increase in dividends received from unconsolidated affiliates. This was partially offset by an increased use of cash associated with accounts payable which partially resulted from our lower level of inventory. In 2022, the decrease in operating cash flow was primarily driven by lower net income, including the effect of net income associated with the gain on sale of our Kitchen Basics business and an intangible asset that are reflected as investing cash flows as well as the higher amount of employee incentive payments associated with the prior year. In 2021, the reduction in operating cash flow was the result of increased inventory levels to protect against supply disruption, employee incentive payments, and the payment of transaction and integration costs related to our acquisitions.
Our working capital management – principally related to inventory, trade accounts receivable, and accounts payable – impacts our operating cash flow. The change in inventory was a significant source of cash from operations in 2023 and a significant use of cash from operations in 2022 and 2021. The change in trade accounts receivable was a moderate source of cash in 2023 and a use of cash in 2022 and 2021. The change in accounts payable was a use of cash in 2023, a significant source of cash in 2022, and a more moderate source of cash in 2021.
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
The following table outlines our cash conversion cycle (in days) over the last three years:

	2023	2022	2021
Cash Conversion Cycle	40	51	46
The decrease in CCC in 2023 from 2022 was due primarily to a reduction in our days in inventory as a result of reducing our inventory based on demand planning and elimination of excess safety stock utilized to remedy service issues associated with the COVID-19 pandemic. The increase in CCC in 2022 from 2021 was due primarily to an increase in our days in inventory as a result of cost inflation, strategic purchases to avoid shipping challenges, and lower than forecasted sales. During both periods, the increase in days in inventory was partially offset by an increase in our days payable outstanding.
As more fully described in note 1 of notes to our consolidated financial statements, we participate in a Supply Chain Financing program (SCF) with several global financial institutions (SCF Banks). Under the SCF, qualifying suppliers may elect to sell their receivables from us to an SCF Bank, enabling participating suppliers to negotiate their receivables sales arrangements directly with the respective SCF Bank. We are not party to those agreements and have no economic interest in a supplier’s decision to sell a receivable. All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled Trade accounts payable in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of November 30, 2023 and 2022, the amounts due to suppliers participating in the SCF and included in trade accounts payable were approximately $300.5 million and $347.0 million, respectively.
The terms of our payment obligations are not impacted by a supplier's participation in the SCF. Our payment terms with our suppliers for similar materials within individual markets are consistent between those suppliers that elect to participate in the SCF and those suppliers that do not participate. Accordingly, our average days outstanding are not significantly impacted by the portion of the suppliers that are included in the SCF. Future changes in our suppliers’ financing policies or economic developments, such as changes in interest rates, general market liquidity or our creditworthiness relative to participating suppliers could impact those suppliers’ participation in the SCF and/or our ability to negotiate extended payment terms with our suppliers. However, any such impacts are difficult to predict.

Investing Cash Flow – Net cash used in investing activities was $260.5 million in 2023, $146.4 million in 2022, and $908.6 million in 2021. Our primary investing cash flows include the usage of cash associated with acquisition of businesses and capital expenditures as well as cash provided by sale of businesses, unconsolidated operations, or other assets. Cash usage related to our acquisition of businesses was $706.4 million in 2021. Capital expenditures, including expenditures for capitalized software, were $263.9 million in 2023, $262.0 million in 2022, and $278.0 million in 2021. We expect 2024 capital expenditures to approximate $290 million. In 2022, we received $95.2 million net cash proceeds from the sale of our Kitchen Basics business and $13.6 million net cash proceeds received on the sale of the Kohinoor brand name which are more fully discussed in notes 2 and 3, respectively, of notes to our consolidated financial statements. Our primary investing cash inflow in 2021 was the $65.4 million of proceeds received from the sale of an unconsolidated operation, as more fully discussed in note 5 of notes to our consolidated financial statements.
Financing Cash Flow – Net cash associated with financing activities was a use of cash of $1,184.2 million and $487.2 million in 2023 and 2022, respectively, and a source of cash of $22.0 million in 2021. The variability between years is principally a result of changes in our net borrowings, share repurchase activity and dividends, all as described below.
The following table outlines our net borrowing activities:

	2023	2022	2021
Net increase (decrease) in short-term borrowings	$(964.6)	$698.3	$(346.7)
Proceeds from issuance of long-term debt, net of debt issuance costs	495.3	—	999.6
Repayments of long-term debt	(268.1)	(772.0)	(257.1)
Net cash (used in) provided from net borrowing activities	$(737.4)	$(73.7)	$395.8
In 2023, we repaid $268.1 million of long-term debt, including $250.0 million, 3.50% notes that matured September 1, 2023. We also issued $500.0 million of 4.95% notes due 2033, with net cash proceeds received of $496.4 million.
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
The following table outlines the activity in our share repurchase programs:

	2023	2022	2021
Number of shares of common stock	0.5	0.4	0.1
Dollar amount	$35.7	$38.8	$8.6
As of November 30, 2023, $501 million remained of a $600 million share repurchase program that was authorized by our Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors. Our share repurchase activity in 2023, 2022, and 2021 has principally been executed in order to mitigate the effect of shares issued upon the exercise of stock options.
During 2023, 2022 and 2021, we received proceeds of $16.6 million, $41.4 million and $13.5 million, respectively, from exercised stock options. We repurchased $10.8 million, $19.4 million and $15.4 million of common stock during 2023, 2022 and 2021, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.

Our dividend history over the past three years is as follows:

	2023	2022	2021
Total dividends paid	$418.5	$396.7	$363.3
Dividends paid per share	1.56	1.48	1.36
Percentage increase per share	5.4%	8.8%	9.7%
In November 2023, the Board of Directors approved a 7.7% increase in the quarterly dividend from $0.39 to $0.42 per share.
Most of our cash is in our subsidiaries outside of the U.S. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Those balances are generally available without legal restrictions to fund ordinary business operations, capital projects and future acquisitions. As of November 30, 2023, we have $1.5 billion of earnings from our non-U.S. subsidiaries and joint ventures that are considered indefinitely reinvested. We have not provided any deferred taxes with respect to items such as foreign withholding taxes, other income taxes, or foreign exchange gains or losses. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
At November 30, 2023, we temporarily used $531.4 million of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During the year, our short-term borrowings vary, but are lower at the end of a year or quarter. The average short-term borrowings outstanding for the years ended November 30, 2023 and 2022 were $1,121.9 million and $1,117.0 million, respectively. Those average short-term borrowings outstanding for the year ended November 30, 2023 included average commercial paper borrowings of $1,098.4 million. The total average debt outstanding for the years ended November 30, 2023 and 2022 was $5,197.8 million and $5,422.0 million, respectively.
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
We generally use our revolving credit facilities to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facilities. These facilities are made available by a syndicate of banks, with various commitments per bank. If any of the banks in these syndicates are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. We engage in regular communication with all banks participating in our credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. In addition to our committed revolving credit facilities, we have uncommitted facilities of $284.8 million as of November 30, 2023 that can be withdrawn based upon the lenders' discretion. See note 6 of notes to our consolidated financial statements for more details on our financing arrangements.
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. Our primary obligations include principal and interest payments on our outstanding short-term borrowings and long-term debt. In the next year, our most significant debt service obligation is the maturity of our $700.0 million, 3.15% notes due in August 2024. Detail on these contractual obligations follows:
MATERIAL CASH REQUIREMENTS
The following table reflects a summary of our future material cash requirements as of November 30, 2023:

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$272.2	$272.2	$—	$—	$—
Long-term debt, including finance leases	4,214.1	799.3	779.1	770.1	1,865.6
Interest payments(a)	854.5	130.3	187.8	143.7	392.7
Total contractual cash obligations	$5,340.8	$1,201.8	$966.9	$913.8	$2,258.3

(a)Interest payments include expected interest payments on long-term debt. Our short-term borrowings, principally consisting of commercial paper, have short-term maturities. See note 6 of notes to our consolidated financial statements for additional information.
Our other cash requirements at year end include raw material purchases, lease payments, income taxes, and pension and postretirement benefits. We acquire various raw materials to satisfy our obligations to our customers, and these outstanding purchase obligations can fluctuate throughout the year based on our response to varying raw material cycles; however, these commitments generally do not extend past one year. In addition, we also have a series of commercial commitments, largely consisting of standby letters of credit. Our standby letters of credit, leases, and pension and other post-retirement obligations are more fully described in notes 6, 7 and 11, respectively, of notes to our consolidated financial statements.
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

PENSION ASSETS AND OTHER INVESTMENTS – We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash contributions to pension plans, including unfunded plans, were $9.2 million in 2023, $11.4 million in 2022, and $15.0 million in 2021. It is expected that the 2024 total pension plan contributions will be approximately $12 million. Future increases or decreases in pension liabilities and required cash contributions are highly dependent upon changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all of our qualified defined benefit pension plans, approximately 27% of assets are invested in equities, 62% in fixed income investments and 11% in other investments. Assets associated with our nonqualified defined benefit pension plan are primarily invested in corporate-owned life insurance, the value of which approximates an investment mix of 63% in equities and 37% in fixed income investments. See note 11 of notes to our consolidated financial statements, which provides details on our pension funding.
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
During 2023, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in our subsidiaries with a functional currency of the British pound sterling, Euro, Polish zloty, Chinese renminbi, Australian dollar, Singapore dollar, and Mexican peso.
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
The following table summarizes the foreign currency exchange contracts held at November 30, 2023. All contracts are valued in U.S. dollars using year-end 2023 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments or anticipated transactions.
FOREIGN CURRENCY EXCHANGE CONTRACTS AT NOVEMBER 30, 2023

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
British pound sterling	U.S. dollar	$221.6	1.26	$(0.5)
Swiss franc	U.S. dollar	75.7	0.87	(1.2)
Canadian dollar	U.S. dollar	63.5	1.33	1.1
Euro	U.S. dollar	37.6	1.10	0.1
Polish zloty	U.S. dollar	5.7	4.15	(0.2)
U.S. dollar	Australian dollar	65.0	0.66	(0.2)
Chinese renminbi	U.S. dollar	245.4	6.75	(11.5)
U.S. dollar	Singapore dollar	34.4	1.33	(0.2)
U.S. dollar	British pound sterling	40.4	1.27	(0.2)
U.S. dollar	Euro	59.9	1.10	(0.5)
Australian dollar	Euro	21.9	1.68	(0.4)
Polish zloty	Euro	11.1	4.54	(0.3)
Canadian dollar	British pound sterling	28.7	1.70	0.1
British pound sterling	Euro	45.4	0.87	(0.2)
U.S. dollar	Peso	10.5	17.88	—
U.S. dollar	Thai baht	9.6	34.79	—
We had a number of smaller contracts at November 30, 2023 with an aggregate notional value of $24.0 million to purchase or sell other currencies. The aggregate fair value of these contracts was $0.6 million at November 30, 2023.
At November 30, 2022, we had foreign currency exchange contracts for the Euro, British pound sterling, Canadian dollar, Australian dollar, Polish zloty, Swiss franc and other currencies, with a notional value of $560.5 million. The aggregate fair value of these contracts was a gain of $9.5 million at November 30, 2022.
We also utilized cross currency interest rate swap contracts that are considered net investment hedges.

As of November 30, 2023 and 2022, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at USD Secured Overnight Financing Rate (SOFR) plus 0.907% and pay £194.1 million at three-month GBP SONIA plus 0.859% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP SONIA plus 0.859% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross-currency interest rate swap contracts expire in August 2027. In conjunction with the phase out of the London Interbank Offered Rate (LIBOR), in 2023 we amended the terms of this cross currency swap such that, effective February 15, 2023, we now pay and receive at USD SOFR plus 0.907% (previously three-month U.S. LIBOR plus 0.685%).
As of November 30, 2023 and 2022, we also had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at USD SOFR plus 0.684% and pay £184.1 million at GBP SONIA plus 0.574% and (ii) £184.1 million notional value to receive £184.1 million at GBP SONIA plus 0.574% and pay €219.2 million at Euro ESTR plus 0.667%. These contracts expire in April 2030.
Interest Rate Risk – Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We are exposed to interest rate volatility, with primary exposures related to movements in U.S. Treasury rates, Secured Overnight Financing Rate (SOFR), and commercial paper rates. Certain of our variable rate debt arrangements previously used LIBOR. The phase out of LIBOR reference rates occurred at different dates and began on January 1, 2022. As more fully disclosed in notes 1 and 8 of notes to our consolidated financial statements, during 2023 and 2022, we amended existing arrangements and entered into new arrangements that no longer use LIBOR as a reference rate. There was no material impact to our consolidated financial statements as a result of the LIBOR phase-out.
We also use interest rate swaps to minimize financing costs and to achieve a desired mix of fixed and variable rate debt. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2023. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.
YEARS OF MATURITY AT NOVEMBER 30, 2023

	2024	2025	2026	2027	Thereafter	Total	Fair value
Debt
Fixed rate	$762.6	$258.8	$509.3	$759.7	$1,876.0	$4,166.4	$3,793.3
Average interest rate	3.50%	3.26%	0.95%	3.40%	3.32%
Variable rate	$308.9	$11.0	$—	$—	$—	$319.9	$319.9
Average interest rate	5.16%	2.06%	—%	—	—
The table above displays the debt, including finance leases, by the terms of the original debt instrument without consideration of fair value, interest rate swaps and any loan discounts or origination fees. Interest rate swaps have the following effects:
•We issued $250 million of 3.25% notes due in 2025 in November 2015. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these notes at a weighted-average fixed rate of 3.45%. Separately, the fixed interest rate on $100 million of the 3.25% notes due in December 2025 was effectively converted to a variable rate by interest rate swaps through the notes maturity in 2025. In 2023, we amended our $100 million interest rate swaps such that, effective February 15, 2023, we now pay and receive at USD SOFR plus 1.487% (previously U.S. three-month LIBOR plus 1.22%). The effective variable rate was 6.94% as of November 30, 2023.
•We issued $750 million of 3.40% notes due August 15, 2027 in August 2017. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these $750 million notes at a weighted-average fixed rate of 3.44%. Separately, the fixed interest rate on $250 million of the 3.40% notes due in August 2027 was effectively converted to a variable rate by interest rate swaps through the notes maturity in 2027. In 2023, we amended our $250 million interest rate swaps such that, effective February 15, 2023, we now pay and receive at USD SOFR plus 0.907% (previously U.S. three-month LIBOR plus 0.685%). The effective variable rate was 6.32% as of November 30, 2023.
•We issued $500 million of 2.50% notes due April 15, 2030. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these $500 million notes at a weighted-average fixed rate of 2.62%. Separately, the fixed interest rate on $250 million of the 2.50% notes due in April 2030 was effectively converted to a variable rate by interest rate swaps through the notes maturity in 2030. Net interest payments are based on USD SOFR plus 0.684% with an effective variable rate of 6.13% as of November 30, 2023.
•We issued $500 million of 4.95% notes due April 15, 2033. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these $500 million notes at a weighted-average fixed rate of 5.00%.

Commodity Risk – We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. In 2023, our most significant raw materials were dairy products, pepper, onion, garlic, capsicums (red peppers and paprika), tomato products, salts, and wheat products. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk.
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
Goodwill Impairment
Our reporting units are the same as our operating segments. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions, as more fully described in note 1 to our consolidated financial statements. We estimate the fair value of a reporting unit by using a discounted cash flow model. Our discounted cash flow model calculates fair value by present valuing future expected cash flows of our reporting units using a market-based discount rate. We then compare this fair value to the carrying amount of the reporting unit, including intangible assets and goodwill. An impairment charge would be recognized to the extent that the carrying amount of the reporting unit exceeds the estimated fair value of the reporting unit. The quantitative goodwill impairment test requires an entity to compare the fair value of each reporting unit with its carrying amount. As of November 30, 2023, we had $5,260.1 million of goodwill recorded in our balance sheet ($3,609.6 million in the consumer segment and $1,650.5 million in the flavor solutions segment). Our fiscal year 2023 impairment testing indicated that the estimated fair values of our reporting units were significantly in excess of their carrying values. Accordingly, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill. However, variances between the actual performance of the businesses and the assumptions that were used in developing the estimates of fair value could result in impairment charges in future periods.

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

As of November 30, 2023, we had $3,045.6 million of brand names assets and trademarks recognized in our consolidated balance sheet, and none of the balances exceeded their estimated fair values at that date. Of the $3,045.6 million of brand names assets and trademarks as of November 30, 2023: (i) $2,320.0 million relates to the French’s, Frank’s RedHot and Cattlemen’s brand names and trademarks, recognized as part of our acquisition of RB Foods in August 2017, that we group for purposes of our impairment analysis; (ii) $380.0 million relates to the Cholula brand names and trademarks associated with the acquisition of Cholula in November 2020, (iii) $49.0 million relates to the FONA brand names and trademarks associated with the acquisition of FONA in December 2020 and (iv) the remaining $296.6 million represents a number of other brand name assets and trademarks with individual carrying values ranging from $0.2 million to $106.4 million. Except for four brand names assets and trademarks with a carrying value of approximately $446 million, including our recent acquisitions of Cholula and FONA, the percentage excess of estimated fair value over respective book values for each of our brand names and trademarks, was 20% or more as of our fourth quarter annual impairment assessment.

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
Income Taxes
We estimate income taxes and file tax returns in each of the taxing jurisdictions in which we operate and are required to file a tax return. At the end of each year, an estimate for income taxes is recorded in the financial statements. Tax returns are generally filed in the third or fourth quarter of the subsequent year. A reconciliation of the estimate to the final tax return is done at that time, which will result in changes to the original estimate. We believe that our tax return positions are appropriately supported, but tax authorities can challenge certain of our tax positions. We evaluate our uncertain tax positions in accordance with the GAAP guidance for uncertainty in income taxes. We recognize a tax benefit when it is more likely than not the position will be sustained upon examination, based on its technical merits. The tax position is then measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. A change in judgment related to the expected ultimate resolution of uncertain tax positions will be recognized in earnings in the quarter of such change. We believe that our reserve for uncertain tax positions, including related interest and penalties, is adequate. As of November 30, 2023, the Company had $27.7 million of unrecognized tax benefits, including interest and penalties, recorded in Other long-term liabilities. The amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income and cash flows. We have recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. In doing so, we have considered future taxable income and tax planning strategies in assessing the need for a valuation allowance. Both future taxable income and tax planning strategies include a number of estimates, as more fully described in note 1 of notes to our consolidated financial statements.

Pension Benefits
Pension plans’ costs require the use of assumptions for discount rates, investment returns, projected salary increases, and mortality rates. The actuarial assumptions used in our pension benefit reporting are reviewed annually and compared with external benchmarks to ensure that they appropriately account for our future pension benefit obligations. While we believe that the assumptions used are appropriate, changes in various assumptions and differences between the actual returns on plan assets and the expected returns on plan assets and changes to projected future rates of return on plan assets will affect the amount of pension expense or income ultimately recognized. A 1% increase or decrease in the actuarial assumption for the discount rate would impact 2024 pension benefit expense by approximately $1.1 million. A 1% increase or decrease in the expected return on plan assets would impact 2024 pension expense by approximately $9.7 million.

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
We conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this assessment. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our assessment, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2023.
Our internal control over financial reporting as of November 30, 2023 has been audited by Ernst & Young LLP.

Brendan M. Foley

President & Chief Executive Officer

Michael R. Smith

Executive Vice President & Chief Financial Officer

Gregory P. Repas

Vice President & Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McCormick & Company, Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 30, 2023 and 2022, the related consolidated income statements, statements of comprehensive income, cash flow statements and statements of shareholders’ equity for each of the three years in the period ended November 30, 2023, and the related notes and the financial statement schedule listed in the Index at item 15(2) and our report dated January 25, 2024 expressed an unqualified opinion thereon.

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
January 25, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated (the Company) as of November 30, 2023 and 2022, the related consolidated income statements, statements of comprehensive income, cash flow statements and statements of shareholders’ equity for each of the three years in the period ended November 30, 2023, and the related notes and financial statement schedule listed in the Index at item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 25, 2024 expressed an unqualified opinion thereon.

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

Valuation of Indefinite-lived Intangible Assets

Description of the Matter
At November 30, 2023, the Company's indefinite-lived intangible assets consist of brand names and trademarks with an aggregate carrying value of approximately $3.0 billion. As explained in Note 1 to the consolidated financial statements, these assets are assessed for impairment at least annually using the relief-from-royalty methodology to determine their fair values. If the fair value of any brand name or trademark is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the Company’s indefinite-lived intangible asset impairment assessments, including controls over management’s review of its asset groupings and the significant assumptions described above. We tested controls over the review of methodologies used, significant assumptions and inputs, and completeness and accuracy of the data used in the measurements.

To test the estimated fair value of the Company’s indefinite-lived intangible assets, we performed audit procedures that included, among others, evaluating the asset groupings used by the Company to perform its impairment assessments, assessing the methodologies, and testing the significant assumptions discussed above and the underlying data used by the Company in its analyses. We compared the significant assumptions to current industry, market and economic trends, to the Company's historical results, to other guideline companies within the same industry, and to other relevant data. In addition, we evaluated management’s ability to estimate net sales by comparing the current year actual net sales for certain brand names or trademarks to the estimates made in the Company’s prior year impairment assessments. We also performed sensitivity analyses of certain significant assumptions to evaluate the potential change in the fair values of the brand names and trademarks resulting from hypothetical changes in underlying assumptions. We used an internal valuation specialist to assist in our evaluation of the methodologies used and significant assumptions and inputs used by the Company to determine the estimated fair value of certain brand names and trademarks.
We have served as the Company’s auditor since 1982.

Baltimore, Maryland
January 25, 2024

CONSOLIDATED INCOME STATEMENTS

for the year ended November 30 (millions except per share data)	2023	2022	2021
Net sales	$6,662.2	$6,350.5	$6,317.9
Cost of goods sold	4,159.7	4,076.0	3,823.3
Gross profit	2,502.5	2,274.5	2,494.6
Selling, general and administrative expense	1,478.3	1,357.1	1,404.1
Transaction and integration expenses	—	2.2	29.0
Special charges	61.2	51.6	46.4
Operating income	963.0	863.6	1,015.1
Interest expense	208.2	149.1	136.6
Other income, net	43.9	98.3	17.3
Income from consolidated operations before income taxes	798.7	812.8	895.8
Income tax expense	174.5	168.6	192.7
Net income from consolidated operations	624.2	644.2	703.1
Income from unconsolidated operations	56.4	37.8	52.2
Net income	$680.6	$682.0	$755.3
Earnings per share–basic	$2.54	$2.54	$2.83
Earnings per share–diluted	$2.52	$2.52	$2.80
See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the year ended November 30 (millions)	2023	2022	2021
Net income	$680.6	$682.0	$755.3
Net income attributable to non-controlling interest	5.5	6.2	8.0
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	(3.1)	149.2	134.8
Currency translation adjustments	92.5	(161.8)	(68.8)
Change in derivative financial instruments	(6.8)	3.3	1.1
Deferred taxes	8.0	(46.8)	(30.2)
Total other comprehensive income (loss)	90.6	(56.1)	36.9

Comprehensive income	$776.7	$632.1	$800.2
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

at November 30 (millions)	2023	2022
Assets
Cash and cash equivalents	$166.6	$334.0
Trade accounts receivable, net of allowances	587.5	573.7
Inventories	1,126.5	1,340.1
Prepaid expenses and other current assets	121.0	138.9
Total current assets	2,001.6	2,386.7
Property, plant and equipment, net	1,324.7	1,198.0
Goodwill	5,260.1	5,212.9
Intangible assets, net	3,356.7	3,387.9
Other long-term assets	919.2	939.4
Total assets	$12,862.3	$13,124.9
Liabilities
Short-term borrowings	$272.2	$1,236.7
Current portion of long-term debt	799.3	270.6
Trade accounts payable	1,119.3	1,171.0
Other accrued liabilities	908.1	754.1
Total current liabilities	3,098.9	3,432.4
Long-term debt	3,339.9	3,642.3
Deferred taxes	861.2	866.3
Other long-term liabilities	478.8	484.7
Total liabilities	7,778.8	8,425.7
Shareholders’ equity
Common stock; authorized 640.0 shares; issued and outstanding: 2023–16.8 shares, 2022–17.4 shares	597.1	568.6
Common stock non-voting; authorized 640.0 shares; issued and outstanding: 2023–251.3 shares, 2022–250.6 shares	1,602.5	1,570.0
Retained earnings	3,249.7	3,022.5
Accumulated other comprehensive loss	(388.6)	(480.6)
Total McCormick shareholders’ equity	5,060.7	4,680.5
Non-controlling interests	22.8	18.7
Total shareholders’ equity	5,083.5	4,699.2
Total liabilities and shareholders’ equity	$12,862.3	$13,124.9
See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENTS

for the year ended November 30 (millions)	2023	2022	2021
Operating activities
Net income	$680.6	$682.0	$755.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	199.3	200.6	186.3
Stock-based compensation	63.4	60.3	66.6
Loss (gain) on the sale of businesses and intangible assets	1.2	(63.2)	—
Asset impairments included in special charges	—	10.0	17.2
Amortization of inventory fair value adjustments associated with acquisitions	—	—	6.3
Loss (gain) on sale of assets	0.2	(0.5)	0.2
Deferred income tax expense (benefit)	(5.4)	21.8	36.0
Income from unconsolidated operations	(56.4)	(37.8)	(52.2)
Changes in operating assets and liabilities (net of effect of businesses acquired and disposed):
Trade accounts receivable	3.4	(45.8)	(22.6)
Inventories	225.0	(205.3)	(153.7)
Trade accounts payable	(68.1)	125.3	34.9
Other assets and liabilities	109.0	(129.9)	(81.4)
Dividends received from unconsolidated affiliates	85.1	34.0	35.4
Net cash provided by operating activities	1,237.3	651.5	828.3
Investing activities
Acquisitions of businesses (net of cash acquired)	—	—	(706.4)
Proceeds from sale of business	1.0	95.2	—
Proceeds from sale of unconsolidated operation	—	—	65.4
Proceeds from sale of intangible asset	—	13.6	—
Capital expenditures (including expenditures for capitalized software)	(263.9)	(262.0)	(278.0)
Other investing activities	2.4	6.8	10.4
Net cash used in investing activities	(260.5)	(146.4)	(908.6)
Financing activities
Short-term borrowings (repayments), net	(964.6)	698.3	(346.7)
Proceeds from issuances of long-term debt	496.4	—	1,001.5
Payment of debt issuance costs	(1.1)	—	(1.9)
Long-term debt repayments	(268.1)	(772.0)	(257.1)
Proceeds from exercised stock options	16.6	41.4	13.5
Taxes withheld and paid on employee stock awards	(10.8)	(19.4)	(15.4)
Common stock acquired by purchase	(35.7)	(38.8)	(8.6)
Dividends paid	(418.5)	(396.7)	(363.3)
Other financing activities	1.6	—	—
Net cash (used in) provided by financing activities	(1,184.2)	(487.2)	22.0
Effect of exchange rate changes on cash and cash equivalents	40.0	(35.6)	(13.6)
Decrease in cash and cash equivalents	(167.4)	(17.7)	(71.9)
Cash and cash equivalents at beginning of year	334.0	351.7	423.6
Cash and cash equivalents at end of year	$166.6	$334.0	$351.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2020	18.0	248.9	$1,981.3	$2,415.6	$(470.8)	$13.9	$3,940.0
Net income			—	755.3	—	—	755.3
Net income attributable to non-controlling interest			—	—	—	8.0	8.0
Other comprehensive income (loss), net of tax			—	—	44.3	(7.4)	36.9
Dividends			—	(371.5)	—	—	(371.5)
Stock-based compensation			66.6	—	—	—	66.6
Shares purchased and retired	(0.3)	—	(7.8)	(17.0)	—	—	(24.8)
Shares issued	0.7	—	15.0	—	—	—	15.0
Equal exchange	(0.6)	0.6	—	—	—	—	—
Balance, November 30, 2021	17.8	249.5	$2,055.1	$2,782.4	$(426.5)	$14.5	$4,425.5
Net income			—	682.0	—	—	682.0
Net income attributable to non-controlling interest			—	—	—	6.2	6.2
Other comprehensive income (loss), net of tax			—	—	(54.1)	(2.0)	(56.1)
Dividends			—	(402.3)	—	—	(402.3)
Stock-based compensation			60.3	—	—	—	60.3
Shares purchased and retired	(0.7)	—	(20.0)	(39.6)	—	—	(59.6)
Shares issued	1.4	—	43.2	—	—	—	43.2
Equal exchange	(1.1)	1.1	—	—	—	—	—
Balance, November 30, 2022	17.4	250.6	$2,138.6	$3,022.5	$(480.6)	$18.7	$4,699.2
Net income				680.6	—	—	680.6
Net income attributable to non-controlling interest			—	—	—	5.5	5.5
Other comprehensive loss, net of tax			—	—	92.0	(1.4)	90.6
Dividends			—	(426.6)	—	—	(426.6)
Stock-based compensation			63.4	—	—	—	63.4
Shares purchased and retired	(0.6)	—	(20.6)	(26.8)	—	—	(47.4)
Shares issued	0.7	—	18.2	—	—	—	18.2
Equal exchange	(0.7)	0.7	—	—	—	—	—
Balance, November 30, 2023	16.8	251.3	$2,199.6	$3,249.7	$(388.6)	$22.8	$5,083.5
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
Computer Software
We capitalize costs of software developed or obtained for internal use. Capitalized software development costs include only (1) direct costs paid to others for materials and services to develop or buy the software, (2) payroll and payroll-related costs for employees who work directly on the software development project and (3) interest costs while developing the software. Capitalization of these costs stops, and amortization begins, when the project is substantially complete and ready for use.

The net book value of capitalized software totaled $159.9 million and $160.6 million at November 30, 2023 and 2022, respectively. Capitalized software is classified within "Other long-term assets" in the consolidated balance sheet. Software is amortized using the straight-line method over estimated useful lives ranging from 3 to 13 years, but not exceeding the expected life of the product.
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

Accounts Payable - Supplier Finance Program
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We offer certain suppliers access to a third-party Supply Chain Finance program (SCF) with several global financial institutions (SCF Banks). The terms of our payment obligation are not impacted by a supplier’s participation in the SCF. Under the SCF, qualifying suppliers may elect to sell their receivables from us to an SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the respective SCF Bank. While we are not party to those agreements, the SCF Banks allow the participating suppliers to utilize our creditworthiness in establishing credit spreads and associated costs. This generally provides the suppliers with more favorable terms than they would be able to secure on their own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with a SCF Bank, the supplier elects which of our individual invoices they sell to the SCF bank. However, all of our payments to participating suppliers are paid to the SCF Bank on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the SCF Bank. The SCF Bank pays the supplier on the invoice due date for any invoices that were not previously sold by the supplier to the SCF Bank.

Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from zero to 180 days dependent upon their respective industry and geography. All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled "Trade accounts payable" in our consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of November 30, 2023 and 2022, the amount due to suppliers participating in the SCF and included in "Trade accounts payable" were approximately $300.5 million and $347.0 million, respectively.

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
Revenue Recognition
We manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food industry—retailers, food manufacturers and foodservice businesses. Our revenue arrangements generally include a single performance obligation relating to the fulfillment of a customer order, which in some cases is governed by a master sales agreement, for the purchase of our products. We recognize revenue at a point in time when control of the ordered products passes to the customer, which principally occurs either upon shipment or delivery to the customer or upon pick-up by the customer, depending upon terms included in the particular customer arrangement. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates and returns, are estimated at the time of sale. All taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer for sales, value added and other excise taxes are excluded from net sales. We account for product shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service with costs for these activities recorded within Cost of goods sold. We expense any incremental costs of obtaining a contract when the contract is for a period of one year or less.

Amounts billed and due from our customers are classified as accounts receivable on the balance sheet and require payment on a short-term basis. Our allowance for doubtful accounts represents our estimate of probable non-payments and credit losses in our existing receivables, as determined based on a review of past due balances and other specific account data.

The following table sets forth our net sales by the Americas, Europe, Middle East and Africa (EMEA) and Asia/Pacific (APAC) geographic regions:

(millions)	Americas	EMEA	APAC	Total
2023
Net sales	$4,756.9	$1,212.8	$692.5	$6,662.2
2022
Net sales	$4,551.7	$1,116.4	$682.4	$6,350.5
2021
Net sales	$4,396.1	$1,191.3	$730.5	$6,317.9
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

Significant Judgments
Sales are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. Where applicable, future reimbursements are estimated based on a combination of historical patterns and the Company's then-current expectations regarding what was earned through these programs as of the balance sheet date. Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one-year or shorter duration. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. The adjustments recognized during the years ended November 30, 2023, 2022 and 2021 resulting from updated estimates of revenue for prior year product sales were not significant. The unsettled portion remaining in accrued liabilities for these activities was $195.3 million and $181.0 million at November 30, 2023 and 2022, respectively.
Shipping and Handling
Shipping and handling costs on our products sold to customers related to activities that occur before the customer has obtained control of a good are included in cost of goods sold in the consolidated income statement.
Brand Marketing Support
Total brand marketing support costs, which are included in our consolidated income statement in the line entitled "Selling, general and administrative expense", were $247.1 million, $240.4 million and $237.8 million for 2023, 2022 and 2021, respectively. Brand marketing support costs include advertising and promotions but exclude trade funds paid to customers for such activities. All trade funds paid to customers are reflected in the consolidated income statement as a reduction of net sales. Promotion costs include public relations, shopper marketing, social marketing activities, general consumer promotion activities and depreciation of assets used in these promotional activities. Advertising costs include the development, production and communication of advertisements through television, digital, print and radio. Development and production costs are expensed in the period in which the advertisement is first run. All other costs of advertising are expensed as incurred. Advertising expense was $198.1 million, $187.2 million and $182.6 million for 2023, 2022 and 2021, respectively.
Research and Development
Research and development costs are expensed as incurred and are included in our consolidated income statement in the line entitled "Selling, general and administrative expense." Research and development expense was $94.9 million, $87.5 million and $87.3 million for 2023, 2022 and 2021, respectively.
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
Compensation expense associated with our long-term performance plan (LTPP) is recorded in the income statement over the three-year period of the program based on the number of shares ultimately expected to be awarded using our estimate of the most likely outcome of achieving the performance objectives.
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
Accounting Pronouncements Adopted in 2022 and 2023
In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that provides optional expedients for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR) or other reference rates expected to be discontinued. These optional expedients can be applied from March 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The phase out of LIBOR reference rates occurred at different times and began on January 1, 2022. During 2022 and 2023, we amended our interest rate swaps expiring in November 2025 and August 2027, the cross-currency interest rate swap expiring in August 2027, and our five-year revolving credit facility expiring in July 2026 to no longer use LIBOR. Our adoption of this standard was completed during 2023. There was no material impact to our consolidated financial statements associated with adopting this new standard.
Accounting Pronouncements Partially Adopted in 2023
In September 2022, the FASB issued ASU No. 2022-04: Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a roll forward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The new standard's requirements to disclose the key terms of the programs and information about obligations outstanding are effective for all interim and annual periods of our fiscal year ending November 30, 2024. We include disclosure regarding the key terms of the program and information about obligations outstanding at the end of the reporting period in Note 1. The standard’s requirement to disclose a roll forward of obligations outstanding will be effective for our fiscal year ending November 30, 2025. We have not adopted the disclosure requirements regarding the roll forward of the obligation. The partial adoption of this standard did not have a material impact on our consolidated financial statements. We do not expect the adoption of the future disclosure requirements will have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements — Pending Adoption
In November 2023, the FASB issued ASU No. 2024-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the name and title of the chief operating decision maker. The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The new standard is effective for our annual period ending November 30, 2025 and our interim periods during the fiscal year ending November 30, 2026. The guidance does not affect recognition or measurement in our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2024-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for our fiscal year ending November 30, 2026. The guidance does not affect recognition or measurement in our consolidated financial statements.

2.  ACQUISITIONS AND DISPOSITIONS
Acquisition of FONA International LLC
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

	2023	2022	2021
Transaction-related expenses included in cost of goods sold	$—	$—	$6.3
Other transaction expenses	—	—	13.8
Integration expenses	—	2.2	15.2
Total transaction and integration expenses	$—	$2.2	$35.3
We valued finished goods and work-in-process inventory associated with our December 30, 2020, purchase of FONA International, LLC and certain of its affiliates (FONA) and our November 30, 2020 acquisition of Cholula using a net realizable value approach, which resulted in total a step-up of $6.3 million that was recognized in cost of goods sold in 2021 as the related inventory was sold. Raw materials and packaging inventory was valued using the replacement cost approach.
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

The following is a summary of special charges recognized for the years ended November 30 (in millions):

	2023	2022	2021
Employee severance and related benefits in the income statement	$34.4	$33.8	$10.5
Other costs in the income statement
Cash	24.6	7.4	18.7
Non-Cash	2.2	24.0	17.2
Total special charges	$61.2	$65.2	$46.4
Gain on sale of exited brand	—	(13.6)	—
Special charges included in Cost of goods sold	—	—	4.7
Total special charges	$61.2	$51.6	$51.1

The following is a summary of special charges by business segments for the years ended November 30 (in millions):

	2023	2022	2021
Consumer segment	$35.8	$23.9	$36.3
Flavor solutions segment	25.4	27.7	14.8
Total special charges	$61.2	$51.6	$51.1
As of November 30, 2023 and 2022, reserves associated with special charges of $25.2 million and $26.7 million respectively, are included in "Other accrued liabilities" in our consolidated balance sheet.
We continue to evaluate changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
During 2023, we recorded $61.2 million of special charges, consisting principally of $42.8 million associated with our GOE program, as more fully described below, $8.7 million associated with the transition of a manufacturing facility in EMEA, as more fully described below, and streamlining actions of $8.8 million in the Americas region, and $0.9 million in the EMEA region.
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
In 2022, our Management Committee approved the GOE program. The GOE program included a voluntary retirement plan, which included enhanced separation benefits to certain U.S. employees aged 55 years or older with at least ten years of service to the company. This voluntary retirement plan commenced in November 2022 and participants were required to submit their notifications by December 30, 2022. As of November 30, 2022, we had accrued special charges of $5.6 million consisting of employee severance and related benefits. Upon all eligible employees submitting their notifications by the end of December 2022, we accrued an additional $19.7 million during the first quarter of 2023. All related payments were made in fiscal year 2023 as all of the affected employees retired from the company in 2023. Other special charges recognized during the year ended November 30, 2023, under our GOE program included $13.4 million in severance and related benefits costs and $9.7 million of third-party expenses and other costs.
In 2022, our Management Committee approved the exit of our consumer business in Russia. As a result, during the year ended November 30, 2022, we recognized $23.3 million of special charges. These special charges included a non-cash impairment charge of $10.0 million associated with the Kamis brand name to reduce its carrying value to its estimated fair value, $3.3 million of employee severance and $2.1 million of other related exit costs directly associated with the exit plan, and a non-cash $7.9 million reclassification of the cumulative translation adjustment previously reflected in accumulated other comprehensive income (loss) to earnings associated with the exit of our business in Russia.

In 2022, our Management Committee approved an initiative to consolidate our manufacturing operations in the United Kingdom into a net-zero carbon condiments manufacturing and distribution center facility with state-of-the-art technology. We expect to execute these changes to our supply chain operations and improve profitability, from a combination of lower headcount and non-headcount costs, by consolidating our operations into a scalable platform while expanding our capacity. We expect the cost of the initiative to approximate $40 million—to be recognized as special charges in our consolidated income statement through 2024. Of that $40 million, we expect the costs to include employee severance and related benefits, non-cash accelerated depreciation, equipment relocation costs, decommissioning and other property related lease exit costs, all directly related to the initiative. During 2023, we recognized $1.6 million in accelerated depreciation and $7.1 million in third party expenses and other costs. During 2022, we recognized $12.6 million in severance and related benefits costs, $6.2 million in accelerated depreciation, and $2.7 million in third-party expenses and other costs.
During 2021, we recorded $51.1 million of special charges, of which $46.4 million was recognized in Special charges and $4.7 million was recognized in Cost of goods sold on our consolidated income statement. Special charges in 2021 consisted principally of $19.5 million associated with our exit of our rice product line in India, as more fully described below, $6.2 million associated with the transition of a manufacturing facility in EMEA, streamlining actions of $10.3 million in the Americas region, $4.8 million in the EMEA region and $0.8 million in the APAC region, and $0.8 million related to our Global Business Services (GBS) operating model initiative, together with a non-cash asset impairment charge of $6.0 million associated with an administrative site that was sold in conjunction with our decision to employ a hybrid work environment.
In 2021, we recorded a total of $19.5 million of special charges related to the exit of our Kohinoor rice product line in India. This action principally relates to the discontinuance of Kohinoor's rice business consistent with our focus on higher margin products to enable the business to focus on both its flavor solutions and non-rice consumer business. As a result of the Kohinoor rice product line exit, we determined that an impairment of the Kohinoor brand name had occurred in 2021 and recorded a non-cash impairment charge of $7.4 million reducing its carrying value to zero. Also, as a result of this action, we determined that the value of our customer relationship asset in India was also impaired as a result of the lower level of anticipated sales and recorded a non-cash impairment charge of $3.8 million. We also recognized $3.6 million of employee severance and other related exit costs associated directly associated with the exit plan. In addition, as a result of the Kohinoor product line discontinuance in 2021, we recognized a $4.7 million charge in cost of goods sold, which represents a provision for the excess of the carrying value of rice inventories over the estimated net realizable value of such discontinued inventories and a contractual obligation associated with terminating a rice supply agreement. During 2022, we sold the Kohinoor brand name for $13.6 million net of costs associated with the sale of $1.4 million and reflected the gain of $13.6 million associated with this sale within special charges.
4.  GOODWILL AND INTANGIBLE ASSETS
The following table displays intangible assets as of November 30:

	2023		2022
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived intangible assets	$540.4	$229.3	$536.6	$192.1
Indefinite-lived intangible assets:
Goodwill	5,260.1	—	5,212.9	—
Brand names and trademarks	3,045.6	—	3,043.4	—
	8,305.7	—	8,256.3	—
Total goodwill and intangible assets	$8,846.1	$229.3	$8,792.9	$192.1
As more fully described in note 3, in 2022, we exited our consumer business in Russia and recognized a non-cash impairment charge of $10.0 million associated with the Kamis brand name to reduce its carrying value to its estimated fair value.
Intangible asset amortization expense was $34.9 million, $35.1 million and $35.6 million for 2023, 2022 and 2021, respectively. At November 30, 2023, definite-lived intangible assets had a weighted-average remaining life of approximately 10 years.

The changes in the carrying amount of goodwill by segment for the years ended November 30 were as follows:

	2023		2022
(millions)	Consumer	Flavor Solutions	Consumer	Flavor Solutions
Beginning of year	$3,568.2	$1,644.7	$3,674.7	$1,661.1
Decrease from sale of business (1)	—	(0.4)	(21.5)	—
Foreign currency fluctuations	41.4	6.2	(85.0)	(16.4)
End of year	$3,609.6	$1,650.5	$3,568.2	$1,644.7
(1) The 2022 sale of Kitchen Basics is further described in note 2.

5.  INVESTMENTS IN AFFILIATES
Income from unconsolidated operations was $56.4 million, $37.8 million, and $52.2 million in 2023, 2022 and 2021, respectively. Income from unconsolidated operations in 2021 includes a gain on a sale of unconsolidated operations of $13.4 million as described below. Our principal earnings from unconsolidated affiliates are from our 50% interest in McCormick de Mexico, S.A. de C.V. Profit from this joint venture represented 95% of income from unconsolidated operations in 2023, 84% in 2022 and 62% in 2021. The relative impact of McCormick de Mexico, S.A. de C.V. on income from unconsolidated operations in 2021 was impacted by the gain on our sale of an unconsolidated operation.
Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2023	2022	2021
Net sales	$1,193.2	$998.1	$925.1
Gross profit	446.9	338.1	328.8
Net income	124.3	86.5	95.8
Current assets	$522.1	$494.8	$464.2
Noncurrent assets	122.4	109.7	105.8
Current liabilities	336.5	257.7	218.5
Noncurrent liabilities	7.6	8.4	9.0
Royalty income from unconsolidated affiliates was $35.1 million, $27.3 million and $22.8 million for 2023, 2022 and 2021, respectively.
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

6.  FINANCING ARRANGEMENTS
Our outstanding debt, including finance leases, was as follows at November 30:

(millions)	2023	2022
Short-term borrowings
Commercial paper	$269.4	$1,224.6
Other	2.8	12.1
	$272.2	$1,236.7
Weighted-average interest rate of short-term borrowings at year-end	5.5%	4.2%

Long-term debt
3.50% notes due 9/1/2023	—	250.0
3.15% notes due 8/15/2024	700.0	700.0
3.25% notes due 11/15/2025(1)	250.0	250.0
0.90% notes due 2/15/2026	500.0	500.0
3.40% notes due 8/15/2027(2)	750.0	750.0
2.50% notes due 4/15/2030(3)	500.0	500.0
1.85% notes due 2/15/2031	500.0	500.0
4.95% notes due 4/15/2033(4)	500.0	—
4.20% notes due 8/15/2047	300.0	300.0
7.63%–8.12% notes due 2024	55.0	55.0
Other, including finance leases	159.1	176.1
Unamortized discounts, premiums, debt issuance costs and fair value adjustments(5)	(74.9)	(68.2)
	4,139.2	3,912.9
Less current portion	799.3	270.6
	$3,339.9	$3,642.3

(1)Interest rate swaps, settled upon the issuance of these notes, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.45%. Separately, the fixed interest rate on $100 million of the 3.25% notes due in 2025 is effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on USD SOFR plus 1.487% (previously U.S. three-month LIBOR plus 1.22%) with an effective variable rate of 6.94% as of November 30, 2023.
(2)Interest rate swaps, settled upon the issuance of these notes, effectively set the interest rate on the $750 million notes at a weighted-average fixed rate of 3.44%. Separately, the fixed interest rate on $250 million of the 3.40% notes due in 2027 is effectively converted to a variable rate by interest rate swaps through 2027. Net interest payments are based on USD SOFR plus 0.907% (previously U.S. three-month LIBOR plus 0.685%) with an effective rate of 6.32% as of November 30, 2023.
(3)Interest rate swaps, settled upon the issuance of these notes, effectively set the interest rate on the $500 million notes at a weighted-average fixed rate of 2.62%. Separately, the fixed interest rate on $250 million of the 2.50% notes due in 2030 is effectively converted to a variable rate by interest rate swaps through 2030. Net interest payments are based on USD SOFR plus 0.684% with an effective rate of 6.13% as of November 30, 2023.
(4)Treasury lock agreements, settled upon issuance of these notes, effectively set the interest rate on these $500 million notes at a weighted-average fixed rate of 5.00%.
(5)Includes unamortized discounts, premiums and debt issuance costs of $(25.4) million and $(25.9) million as of November 30, 2023 and 2022, respectively.  Includes fair value adjustment associated with interest rate swaps designated as fair value hedges of $(49.5) million and $(42.3) million as of November 30, 2023 and 2022, respectively.
Maturities of long-term debt, including finance leases, during the fiscal years subsequent to November 30, 2023 are as follows (in millions):

2024	$799.3
2025	269.8
2026	509.3
2027	759.7
2028	10.4
Thereafter	1,865.6
In April 2023, we issued $500 million aggregate principal amount of 4.950% unsecured senior notes due 2033. Interest is payable semi-annually in April and October of each year, beginning on October 15, 2023. As part of the issuance of new debt, we entered and settled treasury locks in a notional amount of $250.0 million to manage our interest rate risk associated with the issuance of the unsecured senior notes. We designated the treasury lock arrangements as cash flow hedges with the realized loss of $2.6 million to be amortized to interest expense over the life of the underlying debt.
We have available credit facilities with domestic and foreign banks for various purposes. Some of these lines are committed lines and others are uncommitted lines and could be withdrawn at various times. Our committed lines include a five-year $1.5 billion revolving credit facility, which will expire in June 2026 and a 364-day $500 million revolving credit facility, which was entered into in June 2023 and will expire in June 2024. Upon entering into the June 2023 364-day $500 million revolving credit facility, we simultaneously cancelled the 364-day $500 million revolving credit facility which was set to expire in July 2023. In the second quarter of 2023, we amended our five-year revolving credit facility expiring in June 2026 to no longer use LIBOR. The current pricing for the five-year credit facility, on a fully drawn basis, is SOFR plus 1.25% (previously LIBOR plus 1.25%). The pricing of that credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to SOFR plus 1.75% (previously LIBOR plus 1.75%). The current pricing for the 364-day credit facility, on a fully drawn basis, is SOFR plus 1.23%. The pricing of that credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to SOFR plus 1.60%. These credit facilities require a fee, and commitment fees were $2.4 million, $2.1 million and $2.0 million for 2023, 2022, and 2021, respectively.
These credit facilities support our commercial paper program and, after $269.4 million was used to support issued commercial paper, we have $1,730.6 million of capacity at November 30, 2023. The provisions of these revolving credit facilities restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. As of November 30, 2023, our capacity under both revolving credit facilities was not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facilities for the foreseeable future.
In addition, we have several uncommitted lines totaling $284.8 million, which have a total unused capacity at November 30, 2023 of $234.3 million. These lines, by their nature, can be withdrawn based on the lenders’ discretion.
In 2023, we executed a nonrecourse accounts receivable sale program whereby certain eligible U.S. receivables are sold to third party financial institution in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institution. We account for the transfer of receivables as a sale at the point control is transferred through derecognition of the receivable on our consolidated balance sheet. The outstanding amount of receivables sold under this program were approximately $19.6 million at November 30, 2023. The incremental costs of factoring receivables under this arrangement were insignificant in 2023. The proceeds from the sales of receivables are included in cash flows from operating activities on the consolidated cash flow statement. As collecting agent on the sold receivables, we had $1.6 million of cash collected that was not yet remitted to the third party financial institution as of November 30, 2023. This obligation is reported within other accrued liabilities on the consolidated balance sheet as of November 30, 2023 and within cash flows from financing activities on the consolidated cash flow statement.
At November 30, 2023, we had no outstanding guarantees with terms of one year or less. As of November 30, 2023 and 2022, we had outstanding letters of credit of $62.4 million and $60.8 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The unused portion of our letter of credit facility was $13.7 million at November 30, 2023.
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

The following presents the components of our lease expense for the years ended November 30 (in millions):

	2023	2022	2021
Operating lease cost	$74.6	$47.0	$45.0
Finance lease cost:
Amortization of ROU assets	9.0	9.0	9.0
Interest on lease liabilities	3.9	4.1	4.3
Net lease cost (1)	$87.5	$60.1	$58.3

(1) Net lease cost does not include short-term leases or sublease income, both of which are immaterial.

Supplemental balance sheet information related to leases as of November 30 were as follows (in millions):

Leases	Classification	2023	2022
Assets:
Operating lease ROU assets	Other long-term assets	$220.0	$218.9
Finance lease ROU assets	Property, plant and equipment, net	94.8	103.0
Total leased assets		$314.8	$321.9

Liabilities:
Current
Operating	Other accrued liabilities	$53.3	$54.4
Finance	Current portion of long-term debt	8.3	7.8
Non-current
Operating	Other long-term liabilities	179.9	176.1
Finance	Long-term debt	103.0	110.5
Total lease liabilities		$344.5	$348.8
In October 2020, we entered into a non-cancellable synthetic lease to consolidate as well as expand our distribution footprint in the mid-Atlantic region. We began to utilize this facility in September 2022. The five-year lease term will expire in November 2027. As of November 30, 2023, the total ROU asset associated with this facility was $64.9 million with a related lease obligation of $68.0 million, of which $16.2 million was included in the other accrued liabilities and $51.8 million was included in other long-term liabilities. As of November 30, 2022, the total ROU asset associated with this building was $78.9 million with a related lease obligation of $83.4 million, of which $18.7 million was included in other accrued liabilities and $64.7 million was included in other long-term liabilities. Rental payments include both a fixed and a variable component. The variable component is based on SOFR plus a margin, based on our credit rating. During the years ended November 30, 2023 and 2022, we recognized $27.9 million and $5.2 million, respectively, of rent expense related to the leased asset. The lease contains options to negotiate a renewal of the lease or to purchase or request the lessor to sell the facility at the end of the lease term. The lease arrangement contains a residual value guarantee of 76.5% of the lessor’s total construction cost, which approximated $310 million. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities. The lease also contains covenants that are consistent with our revolving credit facilities, as disclosed in note 6.
Our Corporate functions, Americas' leadership, and U.S. staff operate out of our Hunt Valley, Maryland headquarters office building. The 15-year lease for that building began in April 2019 and is recognized as a finance lease. During each of the years ended November 30, 2023, 2022 and 2021, we recognized amortization expense of $8.7 million related to the leased asset. As of November 30, 2023, the total lease obligation associated with this building was $108.9 million, of which $8.0 million was included in the current portion of long-term debt and $100.9 million was included in long-term debt. As of November 30, 2022, the total lease obligation was $116.4 million, of which $7.6 million was included in the current portion of long-term debt and $108.8 million was included in long-term debt.

Information regarding our lease terms and discount rates as of November 30 were as follows:

	2023		2022
	Weighted-average remaining lease term (years)	Weighted-average discount rate	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.7	3.9%	5.8	3.7%
Finance leases	11.2	3.4%	11.9	3.3%

The future maturity of our lease liabilities as of November 30, 2023 were as follows (in millions):

	Operating leases	Finance leases	Total
2024	$61.3	$11.6	$72.9
2025	54.5	11.8	66.3
2026	47.4	12.0	59.4
2027	41.5	12.2	53.7
2028	13.2	12.5	25.7
Thereafter	43.8	81.7	125.5
Total lease payments	261.7	141.8	403.5
Less: Imputed interest	28.5	30.5	59.0
Total lease liabilities	$233.2	$111.3	$344.5

Supplemental cash flow and other information related to leases for the years ended November 30 were as follows (in millions):

	2023	2022
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows used for operating leases	$64.5	$41.4
Operating cash flows used for finance leases	3.9	4.1
Financing cash flows used for finance leases	7.6	7.3
ROU assets obtained in exchange for lease liabilities
Operating leases	$52.1	$133.8

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
At November 30, 2023, we had foreign currency exchange contracts to purchase or sell $1,000.4 million of foreign currencies as compared to $560.5 million at November 30, 2022. All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. All foreign currency exchange contracts outstanding at November

30, 2023 have durations of less than 18 months, including $189.0 million of notional contracts that have durations of less than one month and are used to hedge short-term cash flow funding.
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
Hedges of foreign currency denominated assets and liabilities include contracts with a notional value of $765.4 million and $355.5 million at November 30, 2023 and 2022, respectively. We enter into these fair value foreign currency exchange contracts to manage exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. Gains and losses from contracts that are designated as hedges of assets, liabilities or firm commitments are recognized through income, offsetting the change in fair value of the hedged item.
We also utilize cross currency interest rate swap contracts that are designated as net investment hedges. Any gains or losses on net investment hedges are included in foreign currency translation adjustments in accumulated other comprehensive loss.
As of November 30, 2023 and 2022, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at USD SOFR plus 0.907% and pay £194.1 million at three-month GBP SONIA plus 0.859% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP SONIA plus 0.859% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross-currency interest rate swap contracts expire in August 2027. In conjunction with the phase-out of LIBOR, during 2023 we amended the terms of this cross currency swap such that, effective February 15, 2023, we pay and receive at USD SOFR plus 0.907% (previously USD LIBOR plus 0.685%).
As of November 30, 2023, we also had cross currency interest rate swap contracts of $250 million notional value to receive $250 million at USD SOFR plus 0.684% and pay £184.1 million at GBP SONIA plus 0.574% and (ii) £184.1 million notional value to receive £184.1 million at GBP SONIA plus 0.574% and pay €219.2 million at Euro ESTR plus 0.667%, both of which expire in April 2030.
Interest Rates
We finance a portion of our operations with both fixed and variable rate debt instruments, primarily commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.
As of November 30, 2023 and 2022, we have outstanding interest rate swap contracts for a notional amount of $600 million. The following is a summary of our outstanding interest rate swaps as of November 30, 2023 and 2022 ($ amounts in millions).

	Fair value hedge of changes in fair value of:
	$250 3.25% notes due 2025	$750 3.40% notes due 2027	$500 2.50% notes due 2030
Notional	$100.0	$250.0	$250.0
Receive rate	3.25%	3.40%	2.50%
Pay rate	SOFR + 1.487%(1)	SOFR + 0.907%(2)	SOFR + 0.684%
Expiration	November 2025	August 2027	April 2030
(1)We amended our $100 million interest rate swaps which expire in November 2025 such that, effective February 15, 2023, we pay and receive at USD SOFR plus 1.487% (previously U.S. three-month LIBOR plus 1.22%).
(2)We amended our $250 million interest rate swaps which expire in August 2027 such that, effective February 15, 2023, we pay and receive at USD SOFR plus 0.907% (previously U.S. three-month LIBOR plus 0.685%).
Any unrealized gain or loss on these swaps was offset by a corresponding increase or decrease in the value of the hedged debt. Hedge ineffectiveness was not material.

The following tables disclose the notional amount and fair values of derivative instruments on our consolidated balance sheet:

As of November 30, 2023:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets/Other long-term assets	$—	$—	Other accrued liabilities	$600.0	$52.8
Foreign exchange contracts	Other current assets	161.3	2.5	Other accrued liabilities	839.1	16.0
Cross currency contracts	Other current assets/Other long-term assets	719.6	24.6	Other long-term liabilities	238.9	7.5
Total			$27.1			$76.3
As of November 30, 2022:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets/Other long-term assets	$—	$—	Other accrued liabilities	$600.0	$42.4
Foreign exchange contracts	Other current assets	344.9	11.0	Other accrued liabilities	215.6	1.5
Cross currency contracts	Other current assets/Other long-term assets	680.0	44.5	Other long-term liabilities	226.1	8.3
Total			$55.5			$52.2
The following tables disclose the impact of derivative instruments on other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our consolidated income statement for the years ended November 30, 2023, 2022 and 2021:

Fair value hedges (millions)
	Income statement location	Income (expense)
Derivative		2023	2022	2021
Interest rate contracts	Interest expense	$(17.7)	$4.0	$8.2

	Income statement location	Gain (loss) recognized in income				Income statement location	Gain (loss) recognized in income
Derivative		2023	2022	2021	Hedged Item		2023	2022	2021
Foreign exchange contracts	Other income, net	$(16.2)	$6.6	$(1.9)	Intercompany loans	Other income, net	$15.6	$(6.3)	$2.9

Cash flow hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2023	2022	2021		2023	2022	2021
Interest rate contracts	$(2.6)	$18.7	$0.3	Interest expense, Other income, net	$0.1	$19.2	$0.5
Foreign exchange contracts	(0.7)	5.3	(2.0)	Cost of goods sold	0.2	1.6	(0.7)
Total	$(3.3)	$24.0	$(1.7)		$0.3	$20.8	$(0.2)
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
The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive income expected to be reclassified into income related to these contracts in the next twelve months is a $1.5 million increase to earnings.

Net investment hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
Derivative	2023	2022	2021		2023	2022	2021
Cross currency contracts	$(18.4)	$37.6	$15.5	Interest expense	$11.2	$7.3	$1.5
For all net investment hedges, no amounts have been reclassified out of other comprehensive income (loss). The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.
Concentrations of Credit Risk
We are potentially exposed to concentrations of credit risk with trade accounts receivable and financial instruments. The customers of our consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. We generally have a large and diverse customer base which limits our concentration of credit risk. At November 30, 2023, we did not have amounts due from any single customer that exceed 10% of consolidated trade accounts receivable. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties and generally do not require collateral. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.

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
•Level 3:   Unobservable inputs that reflect management’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis are as follows:

		Fair value measurements using fair value hierarchy as of November 30, 2023
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$166.6	$166.6	$—
Insurance contracts	114.7	—	114.7
Bonds and other long-term investments	0.3	0.3	—
Foreign currency derivatives	2.5	—	2.5
Cross currency contracts	24.6	—	24.6
Total	$308.7	$166.9	$141.8
Liabilities:
Interest rate derivatives	$52.8	$—	$52.8
Foreign currency derivatives	16.0	—	16.0
Cross currency contracts	7.5	—	7.5
Total	$76.3	$—	$76.3

		Fair value measurements using fair value hierarchy as of November 30, 2022
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$334.0	$334.0	$—
Insurance contracts	110.0	—	110.0
Bonds and other long-term investments	5.1	5.1	—
Foreign currency derivatives	11.0	—	11.0
Cross currency contracts	44.5	—	44.5
Total	$504.6	$339.1	$165.5
Liabilities:
Interest rate derivatives	$42.4	$—	$42.4
Foreign currency derivatives	1.5	—	1.5
Cross currency contracts	8.3	—	8.3
Total	$52.2	$—	$52.2
At November 30, 2023 and 2022, we had no financial assets or liabilities that were subject to a level 3 fair value measurement.
At November 30, 2023 and 2022, the carrying amount of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bond and other long-term investments are equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.
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

The carrying amount and fair value of long-term debt, including the current portion, as of November 30 were as follows:

(millions)	2023		2022
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt (including current portion)	$4,139.2	$3,841.0	$3,912.9	$3,600.9
Level 1 valuation techniques		3,682.0		3,424.8
Level 2 valuation techniques		159.0		176.1
The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.
10.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the components of accumulated other comprehensive loss, net of tax where applicable, as of November 30 (in millions):

	2023	2022
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment (1)	$(305.7)	$(405.3)
Unrealized net gain on foreign currency exchange contracts	0.8	3.8
Unamortized value of settled interest rate swaps	(2.7)	(0.6)
Pension and other postretirement costs	(81.0)	(78.5)
	$(388.6)	$(480.6)
(1)During the year ended November 30, 2023, the foreign currency translation adjustment of accumulated other comprehensive loss decreased on a net basis by $(99.6) million, inclusive of $(18.4) million of unrealized losses associated with net investment hedges. During the year ended November 30, 2022, the foreign currency translation adjustment of accumulated other comprehensive loss increased on a net basis by $172.0 million, inclusive of $37.6 million of unrealized gains associated with net investment hedges. These net investment hedges are more fully described in note 8.
The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the years ended November 30:

(millions)				Affected line items in the consolidated income statement
Accumulated other comprehensive income (loss) components	2023	2022	2021
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$(0.5)	$(0.5)	Interest expense
Treasury lock contracts (1)	—	(18.7)	—	Other income, net
Foreign exchange contracts	(0.2)	(1.6)	0.7	Cost of goods sold
Total before taxes	(0.3)	(20.8)	0.2
Tax effect	0.1	4.9	—	Income taxes
Net, after tax	$(0.2)	$(15.9)	$0.2

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (2)	$0.3	$0.3	$0.3	Other income, net
Amortization of net actuarial (gains) losses (2)	(2.1)	9.9	13.9	Other income, net
Total before taxes	(1.8)	10.2	14.2
Tax effect	0.4	(2.4)	(3.3)	Income taxes
Net, after tax	$(1.4)	$7.8	$10.9

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
Included in our consolidated balance sheet as of November 30, 2023 on the line entitled "Accumulated other comprehensive loss" was $102.6 million ($81.0 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension or postretirement benefit cost.
Defined Benefit Pension Plans
The significant assumptions used to determine benefit obligations are as follows as of November 30:

	United States		International
	2023	2022	2023	2022
Discount rate—funded plans	6.0%	5.4%	5.1%	4.5%
Discount rate—unfunded plan	6.0%	5.4%	—%	—%
Salary scale	—%	—%	2.9%	2.9%

The significant assumptions used to determine pension expense for the years ended November 30 are as follows:

	United States			International
	2023	2022	2021	2023	2022	2021
Discount rate—funded plans	5.4%	2.9%	2.8%	4.5%	2.1%	1.9%
Discount rate—unfunded plan	5.4%	2.8%	2.7%	—%	—%	—%
Salary scale	—%	—%	—%	2.9%	2.9%	2.9%
Expected return on plan assets	6.8%	6.8%	6.8%	4.9%	3.7%	4.1%
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
Our pension expense (income) for the years ended November 30 was as follows:

	United States			International
(millions)	2023	2022	2021	2023	2022	2021
Service cost	$2.0	$3.6	$3.7	$0.6	$0.9	$1.1
Interest costs	36.1	26.3	25.9	9.9	7.0	7.1
Expected return on plan assets	(42.3)	(42.8)	(41.1)	(15.1)	(12.3)	(14.0)
Amortization of prior service costs	0.5	0.5	0.5	0.1	0.1	0.1
Amortization of net actuarial loss (gain)	0.2	8.6	11.0	(0.1)	1.3	2.2
Settlement loss	—	—	—	—	0.3	0.7
Total pension expense (income)	$(3.5)	$(3.8)	$—	$(4.6)	$(2.7)	$(2.8)

A roll forward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2023	2022	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$687.5	$921.5	$220.1	$354.7
Service cost	2.0	3.6	0.6	0.9
Interest costs	36.1	26.3	9.9	7.0
Plan settlements	—	—	(0.1)	—
Actuarial (gain) loss	(34.7)	(221.2)	(11.1)	(101.7)
Benefits paid	(45.6)	(42.7)	(13.3)	(15.7)
Foreign currency impact	—	—	7.9	(25.1)
Benefit obligation at end of year	$645.3	$687.5	$214.0	$220.1
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$657.7	$754.0	$275.1	$398.4
Actual return on plan assets	10.3	(64.0)	(5.3)	(79.0)
Employer contributions	8.3	10.4	0.9	1.0
Benefits paid	(45.6)	(42.7)	(13.3)	(15.7)
Foreign currency impact	—	—	9.6	(29.6)
Fair value of plan assets at end of year	$630.7	$657.7	$267.0	$275.1
Funded status	$(14.6)	$(29.8)	$53.0	$55.0
Pension plans in which accumulated benefit obligation exceeded plan assets
Projected benefit obligation	$109.1	$120.3	$14.0	$14.6
Accumulated benefit obligation	105.5	116.1	11.7	12.4
Fair value of plan assets	32.7	35.0	1.6	1.5
The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation or service levels. The accumulated benefit obligation for the U.S. pension plans was $641.8 million and $683.2 million as of November 30, 2023 and 2022, respectively. The accumulated benefit obligation for the international pension plans was $211.8 million and $217.9 million as of November 30, 2023 and 2022, respectively.
Included in the U.S. in the preceding table is a benefit obligation of $72.7 million and $80.1 million for 2023 and 2022, respectively, related to our Supplemental Executive Retirement Plan (SERP). The assets related to this plan, which totaled $70.2 million and $74.1 million as of November 30, 2023 and 2022, respectively, are held in a rabbi trust and accordingly have not been included in the preceding table.
Amounts recorded in the balance sheet for all defined benefit pension plans as of November 30 consist of the following:

	United States		International
(millions)	2023	2022	2023	2022
Non-current pension asset	$61.7	$55.4	$65.3	$68.1
Accrued pension liability	76.4	85.2	12.4	13.1
Deferred income tax assets	23.3	23.9	3.3	0.7
Accumulated other comprehensive loss, net of tax	70.4	73.2	28.6	20.7
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

The allocations of U.S. pension plan assets as of November 30, by asset category, were as follows:

	Actual		2023
Asset Category	2023	2022	Target
Equity securities	34.3%	61.6%	37.6%
Fixed income securities	53.0%	20.4%	52.9%
Other	12.7%	18.0%	9.5%
Total	100.0%	100.0%	100.0%
The allocations of the international pension plans’ assets as of November 30, by asset category, were as follows:

	Actual		2023
Asset Category	2023	2022	Target
Equity securities	11.3%	41.0%	9.5%
Fixed income securities	83.0%	58.6%	84.4%
Other	5.7%	0.4%	6.1%
Total	100.0%	100.0%	100.0%
The following tables set forth by level, within the fair value hierarchy as described in note 9, pension plan assets at their fair value as of November 30 for the United States and international plans:

As of November 30, 2023	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$14.2	$14.2	$—
Equity securities:
U.S. equity securities(a)	108.5	35.5	73.0
International equity securities(b)	87.5	—	87.5
Fixed income securities:
U.S. government/corporate bonds(c)	275.2	88.6	186.6
High yield bonds(d)	49.5	—	49.5
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	1.6	—	1.6
Natural resources (h)	0.4	—	0.4
Total	$538.0	$138.3	$399.7
Investments measured at net asset value(i)
Hedge funds(j)	49.3
Private equity funds(k)	8.2
Private debt funds(l)	20.4
Real estate (m)	14.8
Total investments	$630.7

As of November 30, 2023	International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$10.6	$10.6	$—
International equity securities(b)	30.2	—	30.2
Fixed income securities:
International/government/corporate bonds(e)	207.7	—	207.7
Insurance contracts(f)	13.9	—	13.9
Real estate(g)	4.6	—	4.6
Total investments	$267.0	$10.6	$256.4

As of November 30, 2022	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$22.5	$22.5	$—
Equity securities:
U.S. equity securities(a)	251.2	136.1	115.1
International equity securities(b)	147.0	136.2	10.8
Fixed income securities:
U.S./government/ corporate bonds(c)	72.1	69.8	2.3
High yield bonds(d)	37.4	—	37.4
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	27.6	23.1	4.5
Natural resources (h)	18.0	—	18.0
Total	$576.9	$387.7	$189.2
Investments measured at net asset value(i)
Hedge funds(j)	50.1
Private equity funds(k)	7.3
Private debt funds(l)	23.4
Total investments	$657.7

As of November 30, 2022		International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$1.2	$1.2	$—
International equity securities(b)	112.6	—	112.6
Fixed income securities:
International/government/corporate bonds(e)	147.7	—	147.7
Insurance contracts(f)	13.6	—	13.6
Total investments	$275.1	$1.2	$273.9
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
(d)This category comprises funds consisting of a variety of fixed income securities with varying benchmark indices.
(e)This category comprises funds consisting of international government/corporate bonds and other fixed income securities with varying benchmark indices.
(f)This category comprises insurance contracts, the majority of which have a guaranteed investment return.
(g)This category comprises funds investing in real estate investment trusts (REIT). Appropriate benchmarks are the MSCI U.S. REIT Index and the MSCI REALPAC Canada Property Index, for the U.S. and International holdings, respectively.
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
(m)This category comprises private real estate funds. The net asset is based on valuation models of the underlying securities as determined by the general partner or general partner's designee. These valuation models include unobservable inputs that cannot be corroborated using verifiable observable market data. These funds have no redemption restrictions.
For the plans’ hedge funds, private equity funds and private debt funds, we engage an independent advisor to compare the funds’ returns to other funds with similar strategies. Each fund is required to have an annual audit by an independent accountant, which is provided to the independent advisor. This provides a basis of comparability relative to similar assets.
Equity securities in the U.S. pension plans included McCormick stock with a fair value of $35.5 million (0.6 million shares and 5.4% of total U.S. pension plan assets) and $46.2 million (0.6 million shares and 7.0% of total U.S. pension plan assets) at November 30, 2023 and 2022, respectively. Dividends paid on these shares were $0.9 million and $0.8 million in 2023 and 2022, respectively.
Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. and international plans for the next 10 fiscal years will be as follows:

(millions)	United States	International
2024	$47.2	$12.2
2025	48.3	11.9
2026	49.3	12.3
2027	50.4	13.0
2028	50.8	12.7
2029-2033	254.1	71.7
U.S. Defined Contribution Retirement Plans
For our U.S. qualified and non-qualified defined contribution retirement plans, we match 100% of a participant’s contribution up to the first 3% of the participant’s eligible compensation, and 66.7% of the next 3% of the participant’s salary. In addition, we make contributions of 3% of the participant's eligible compensation for all U.S. employees who are employed on December 31 of each year. Some of our smaller subsidiaries sponsor separate 401(k) retirement plans. Our contributions charged to expense under all U.S. defined contribution retirement plans were $29.7 million, $30.5 million and $29.8 million in 2023, 2022 and 2021, respectively.
At the participants' election, 401(k) retirement plans held 2.3 million shares of McCormick stock, with a fair value of $147.0 million, at November 30, 2023. Dividends paid on the shares held in the 401(k) retirement plans in 2023 and 2022 were $3.8 million and $3.9 million, respectively.
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
Our other postretirement benefit expense for the years ended November 30 follows:

(millions)	2023	2022	2021
Service cost	$1.3	$1.8	$2.0
Interest costs	2.6	1.7	1.6
Amortization of prior service credits	(0.3)	(0.3)	(0.3)
Amortization of actuarial gains	(2.2)	(0.3)	—
Postretirement benefit expense	$1.4	$2.9	$3.3

Roll forwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2023	2022
Change in benefit obligation:
Benefit obligation at beginning of year	$52.9	$65.9
Service cost	1.3	1.8
Interest costs	2.6	1.7
Participant contributions	2.5	2.1
Actuarial (gain) loss	(5.6)	(12.5)
Benefits paid	(6.6)	(6.1)
Benefit obligation at end of year	$47.1	$52.9
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	4.1	4.0
Participant contributions	2.5	2.1
Benefits paid	(6.6)	(6.1)
Fair value of plan assets at end of year	$—	$—
Other postretirement benefit liability	$47.1	$52.9
Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2024	$3.6	$1.5	$5.1
2025	3.5	1.4	4.9
2026	3.4	1.4	4.8
2027	3.3	1.3	4.6
2028	3.1	1.3	4.4
2029-2033	13.9	5.8	19.7
The assumed discount rate in determining the benefit obligation was 5.4% and 5.0% for 2023 and 2022, respectively.
For 2023, the assumed annual rate of increase in the cost of covered health care benefits is 8.5% (7.5% last year). It is assumed to decrease gradually to 4.5% in the year 2034 (4.5% in 2034 last year) and remain at that level thereafter.
12.  STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units (RSUs), stock options, company stock awarded as part of our long-term performance plan (LTPP), and price-vested stock options. Total stock-based compensation expense for 2023, 2022 and 2021 was $63.4 million, $60.3 million and $66.6 million, respectively. Total unrecognized stock-based compensation expense related to our RSUs and stock options at November 30, 2023 was $22.7 million and the weighted-average period over which this will be recognized is 1.3 years. All stock-based compensation expense related to our price-vested stock options was fully recognized as of November 30, 2023. Total unrecognized stock-based compensation expense related to our LTPP is variable in nature and is dependent on the company's execution against established performance metrics under performance cycles related to this plan. As of November 30, 2023, we have 4.6 million shares remaining available for future issuance under our stock-based compensation programs.
The following summarizes the key terms, a summary of activity, and the methods of valuation for each of our stock-based compensation awards.
RSUs
RSUs are valued at the market price of the underlying stock, discounted by foregone dividends, on the date of grant. Substantially all of the RSUs granted vest over a three-year term or, if earlier, upon the retirement eligibility date of the holder.

A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2023		2022		2021
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	480	$77.62	563	$69.52	714	$61.74
Granted	264	77.53	208	94.21	219	86.86
Vested	(225)	78.16	(251)	71.86	(336)	63.69
Forfeited	(25)	85.21	(40)	85.42	(34)	75.49
Outstanding—end of year	494	$76.94	480	$77.62	563	$69.52
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
The per share weighted-average fair value for all options granted was $19.35, $22.08 and $18.36 in 2023, 2022 and 2021, respectively. These fair values were computed using the following range of assumptions for the years ended November 30:

	2023	2022	2021
Risk-free interest rates	3.5 - 4.9%	0.2 - 2.5%	0.0 - 1.8%
Dividend yield	1.9%	1.5%	1.5%
Expected volatility	21.8%	21.2%	21.3%
Expected lives	7.3 years	7.6 years	7.9 years
Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.

A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2023		2022		2021
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	4.8	$67.08	5.0	$59.71	4.5	$53.56
Granted	0.9	81.79	0.7	97.26	0.8	89.16
Exercised	(0.3)	47.86	(0.8)	47.58	(0.3)	45.93
Forfeited	(0.1)	87.11	(0.1)	88.40	—	—
Outstanding—end of year	5.3	70.43	4.8	67.08	5.0	59.71
Exercisable—end of year	4.0	$64.74	3.5	$58.03	3.6	$51.51
As of November 30, 2023, the intrinsic value (the difference between the exercise price and the market price) for options currently outstanding and exercisable was $32.2 million. At November 30, 2023 the differences between options outstanding and options expected to vest and their related weighted-average exercise prices, aggregate intrinsic values and weighted-average remaining lives were not material. The total intrinsic value of all options exercised during the years ended November 30, 2023, 2022 and 2021 was $11.3 million, $41.0 million and $10.7 million, respectively. A summary of our stock options outstanding and exercisable at November 30, 2023 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price
$35.00 - $56.00	2.0	2.95	$48.50	2.0	2.95	$48.50
$56.01 - $77.00	1.0	5.89	71.26	1.0	5.89	71.26
$77.01 - $98.00	2.3	8.38	88.76	1.0	7.82	91.21
	5.3	5.88	$70.43	4.0	5.64	$64.74
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
The fair value of the price-vested options was estimated using a lattice model. The per share weighted-average fair value for the price-vested stock options granted was $11.88, $9.26, and $7.05, for the 60%, 80% and 100% appreciation thresholds, respectively. These fair values were computed using the following range of assumptions:

Risk-free interest rates	0.85%
Dividend yield	1.5%
Expected volatility	21.2%
Expected lives	5.6 - 6.2 years

The following is a summary of our Price-Vested Stock Options activity for the years ended November 30:

(shares in thousands)	2023		2022		2021
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Beginning of year	2,107	$9.40	2,193	$9.40	2,482	$9.40
Granted	—	—	—	—	15	9.66
Forfeited	(52)	9.40	(86)	9.40	(304)	9.41
Outstanding—end of year	2,055	$9.40	2,107	$9.40	2,193	$9.40
As of November 30, 2023, 2022, and 2021, the outstanding options are divided equally between the three appreciation thresholds.
LTPP
LTPP awards granted in 2023, 2022 and 2021 will be delivered in company stock, with the award attainment calculated as a percentage of target based on a combination of a performance-based component and a market-based total shareholder return. These awards are valued based on the fair value of the underlying stock and the estimated fair value associated with the total shareholder return on the date of grant.
A summary of the LTPP award activity for the years ended November 30 follows:

(shares in thousands)	2023		2022		2021
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	451	$106.32	497	$83.74	382	$71.20
Granted	167	89.00	152	95.00	141	98.30
Vested	(176)	86.14	(251)	75.26	(124)	51.73
Performance adjustment	61	98.30	59	86.14	126	75.26
Forfeited	(29)	92.31	(6)	95.37	(28)	90.32
Outstanding—end of year	474	$94.34	451	$106.32	497	$83.74

13. INCOME TAXES
The provision for income taxes for the years ended November 30 consists of the following:

(millions)	2023	2022	2021
Income taxes
Current
Federal	$82.4	$62.8	$71.7
State	15.1	14.8	14.0
International	82.4	69.2	71.0
	179.9	146.8	156.7
Deferred
Federal	(2.2)	37.1	23.5
State	2.7	(3.2)	16.8
International	(5.9)	(12.1)	(4.3)
	(5.4)	21.8	36.0
Total income tax expense (benefit)	$174.5	$168.6	$192.7
The components of income from consolidated operations before income taxes for the years ended November 30 follow:

(millions)	2023	2022	2021
Pretax income
United States	$569.6	$600.7	$588.1
International	229.1	212.1	307.7
	$798.7	$812.8	$895.8
A reconciliation of the U.S. federal statutory rate with the effective tax rate for the years ended November 30 follows:

	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	1.9	1.2	1.6
International tax at different effective rates	0.3	(0.1)	0.8
U.S. tax on remitted and unremitted earnings	0.9	0.6	0.1
Stock compensation expense	—	(1.1)	(0.4)
Changes in prior year tax contingencies	(0.8)	(0.8)	(2.5)
Acquisition-related state tax rate change, net of federal benefits	—	—	1.2
Valuation allowance release	(0.4)	(0.6)	(0.5)
U.S. research credits	(1.5)	(1.0)	(0.8)
Other, net	0.4	1.5	1.0
Total	21.8%	20.7%	21.5%

Deferred tax assets and liabilities are comprised of the following as of November 30:

(millions)	2023	2022
Deferred tax assets
Employee benefit liabilities	$46.6	$49.9
Other accrued liabilities	38.8	36.1
Inventory	18.9	17.4
Tax loss and credit carryforwards	63.8	59.7
Lease liabilities	13.6	18.1
Research expenditures	31.4	—
Other	27.7	22.7
Valuation allowance	(25.9)	(26.4)
	214.9	177.5
Deferred tax liabilities
Depreciation	99.5	93.0
Intangible assets	866.8	847.4
Lease ROU assets	13.2	12.3
Other	12.7	18.6
	992.2	971.3
Net deferred tax liability	$(777.3)	$(793.8)
At November 30, 2023, we have tax loss carryforwards of $171.0 million. Of these carryforwards, $11.8 million expire in 2024, $11.0 million from 2025 through 2026, $49.6 million from 2027 through 2040, and $98.6 million may be carried forward indefinitely. At November 30, 2023, we also have U.S. foreign tax credit carryforwards of $6.5 million, $3.9 million, $4.2 million and $3.2 million which expire in 2030, 2031, 2032, and 2033, respectively.
A valuation allowance has been provided to cover deferred tax assets that are not more likely than not realizable. The net decrease of $0.5 million in the valuation allowance from November 30, 2022 to November 30, 2023 resulted primarily from the net decrease of valuation allowances for net operating losses and other tax attributes in the U.S. and certain non-U.S. jurisdictions.
Our intent is to continue to reinvest undistributed earnings of our non-U.S. subsidiaries and joint ventures indefinitely. As of November 30, 2023, we have $1.5 billion of earnings that are considered indefinitely reinvested. We have not provided any deferred taxes with respect to items such as foreign withholding taxes, other income taxes, or foreign exchange gain or loss. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30:

(millions)	2023	2022	2021
Balance at beginning of year	$25.1	$26.8	$39.3
Additions for current year tax positions	3.9	4.7	4.8
Additions for prior year tax positions	1.3	0.1	0.1
Reductions of prior year tax positions	(3.6)	(0.8)	(11.6)
Statute expirations	(1.3)	(5.0)	(6.0)
Settlements	(1.3)	—	(0.2)
Foreign currency translation	(0.1)	(0.7)	0.4
Balance at November 30	$24.0	$25.1	$26.8
As of November 30, 2023, 2022, and 2021, if recognized, $24.0 million, $25.1 million, and $26.8 million, respectively, of the unrecognized tax benefits would affect the effective rate.
We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty expense (benefit) of $(0.5) million, $0.2 million, and $(3.7) million in 2023, 2022, and 2021, respectively. As of November 30, 2023 and 2022, we had accrued $3.8 million and $4.7 million, respectively, of interest and penalties related to unrecognized tax benefits.

Tax settlements or statute of limitation expirations could result in a change to our uncertain tax positions. We believe that the reasonably possible total amount of unrecognized tax benefits as of November 30, 2023 that could decrease in the next 12 months as a result of various statute expirations, audit closures and/or tax settlements would not be material.
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
The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30 follows:

(millions)	2023	2022	2021
Average shares outstanding—basic	268.4	268.2	267.3
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.4	2.0	2.6
Average shares outstanding—diluted	269.8	270.2	269.9
The following table sets forth the stock options and RSUs for the years ended November 30 which were not considered in our earnings per share calculation since they were antidilutive:

(millions)	2023	2022	2021
Antidilutive securities	2.2	0.9	0.6

15.  COMMITMENTS AND CONTINGENCIES
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2023 and 2022, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we do not expect the outcome of the matters currently pending will have a material adverse effect on our financial statements.

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
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for approximately 12%, 12% and 11% of consolidated sales in 2023, 2022, and 2021, respectively. Sales to one of our flavor solutions segment customers, PepsiCo, Inc., accounted for approximately 13% of consolidated sales in 2023, and approximately 11% of consolidated sales in both 2022 and 2021.
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

Business Segment Results

(millions)	Consumer	Flavor Solutions	Total segments	Corporate & other	Total
2023
Net sales	$3,807.3	$2,854.9	$6,662.2	$—	$6,662.2
Operating income excluding special charges	735.5	288.7	1,024.2	—	1,024.2
Income from unconsolidated operations	54.7	1.7	56.4	—	56.4
Assets	—	—	12,233.1	629.2	12,862.3
Capital expenditures	—	—	234.9	29.0	263.9
Depreciation and amortization	—	—	155.4	43.9	199.3
2022
Net sales	$3,757.9	$2,592.6	$6,350.5	$—	$6,350.5
Operating income excluding special charges and transaction and integration expenses	710.7	206.7	917.4	—	917.4
Income from unconsolidated operations	33.1	4.7	37.8	—	37.8
Assets	—	—	12,332.9	792.0	13,124.9
Capital expenditures	—	—	220.1	41.9	262.0
Depreciation and amortization	—	—	153.4	47.2	200.6
2021
Net sales	$3,937.5	$2,380.4	$6,317.9	$—	$6,317.9
Operating income excluding special charges and transaction and integration expenses	804.9	296.6	1,101.5	—	1,101.5
Income from unconsolidated operations	47.8	4.4	52.2	—	52.2
Assets	—	—	12,185.1	720.7	12,905.8
Capital expenditures	—	—	227.6	50.4	278.0
Depreciation and amortization	—	—	147.0	39.3	186.3

A reconciliation of operating income excluding special charges and transaction and integration expenses, to operating income for 2023, 2022 and 2021 is as follows:

(millions)	Consumer	Flavor Solutions	Total
2023
Operating income excluding special charges	$735.5	$288.7	$1,024.2
Less: Special charges	35.8	25.4	61.2
Operating income	$699.7	$263.3	$963.0

2022
Operating income excluding special charges and transaction and integration expenses	$710.7	$206.7	$917.4
Less: Special charges	23.9	27.7	51.6
Less: Transaction and integration expenses	—	2.2	2.2
Operating income	$686.8	$176.8	$863.6

2021
Operating income excluding special charges and transaction and integration expenses	$804.9	$296.6	$1,101.5
Less: Special charges and transaction-related expenses included in cost of goods sold	8.7	2.3	11.0
Less: Other special charges	31.5	14.9	46.4
Less: Other transaction and integration expenses	7.8	21.2	29.0
Operating income	$756.9	$258.2	$1,015.1

Total segment operating income as disclosed in the preceding table represents our consolidated operating income. The reconciliation of that operating income to income from consolidated operations before income taxes, which includes interest expense and other income, net is presented on the consolidated income statement.
Geographic Areas
We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2023
Net sales	$4,083.8	$1,212.8	$1,365.6	$6,662.2
Long-lived assets	7,946.1	1,138.6	856.8	9,941.5
2022
Net sales	$3,921.3	$1,116.4	$1,312.8	$6,350.5
Long-lived assets	7,892.5	1,051.7	854.6	9,798.8
2021
Net sales	$3,817.5	$1,191.3	$1,309.1	$6,317.9
Long-lived assets	7,872.2	1,146.6	909.8	9,928.6
Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.
Product Categories
Our net sales by product categories consist of the following:

For the year ended November 30 (millions)	2023	2022	2021
Consumer segment:
Spices & seasoning	$1,578.3	$1,538.7	$1,680.8
Recipe mixes	430.5	428.0	433.2
Condiments & sauces	921.0	858.2	800.1
Regional leaders	877.5	933.0	1,023.4
Flavor solutions segment:
Flavors	1,585.7	1,420.6	1,262.7
Branded foodservice	598.4	552.9	490.8
Custom condiments	317.1	280.8	297.0
Coatings, bulk spices & herbs	353.7	338.3	329.9
Total net sales	$6,662.2	$6,350.5	$6,317.9
17.  SUPPLEMENTAL FINANCIAL STATEMENT DATA
Supplemental consolidated information with respect to our income statement, balance sheet and cash flow follow:

For the year ended November 30 (millions)	2023	2022	2021
Other income, net
Gain (loss) on sale of business (1)	$(1.2)	$49.6	$—
Gain on settlement of treasury locks (2)	—	18.7	—
Pension and other postretirement benefit income	10.7	9.6	6.4
Interest income	36.6	17.8	9.3
Other	(2.2)	2.6	1.6
	$43.9	$98.3	$17.3
(1) The 2022 sale of Kitchen Basics is further described in note 2.
(2) The settlement of these treasury locks is further described in note 8.

At November 30 (millions)	2023	2022
Trade accounts receivable allowance for doubtful accounts	$5.9	$7.3
Inventories
Finished products	$570.0	$649.0
Raw materials and work-in-process	556.5	691.1
	$1,126.5	$1,340.1
Prepaid expenses	$47.6	$61.7
Other current assets	73.4	77.2
	$121.0	$138.9
Property, plant and equipment
Land and improvements	$93.3	$90.1
Buildings (including finance leases)	820.9	738.8
Machinery, equipment and other	1,440.3	1,265.4
Construction-in-progress	223.3	238.7
Accumulated depreciation	(1,253.1)	(1,135.0)
	$1,324.7	$1,198.0
Other long-term assets
Investments in affiliates	$149.1	$167.9
Long-term investments	115.0	115.1
Right of use asset	220.0	218.9
Software, net of accumulated amortization of $270.1 for 2023 and $251.6 for 2022	159.9	160.6
Pension asset	127.1	123.5
Other	148.1	153.4
	$919.2	$939.4
Other accrued liabilities
Payroll and employee benefits	$222.1	$141.9
Sales allowances	195.3	181.0
Dividends payable	112.6	104.6
Other	378.1	326.6
	$908.1	$754.1
Other long-term liabilities
Pension	$81.8	$92.0
Postretirement benefits	42.1	47.6
Operating lease liability	179.9	176.1
Unrecognized tax benefits	27.7	29.6
Other	147.3	139.4
	$478.8	$484.7

For the year ended November 30 (millions)	2023	2022	2021
Depreciation	$135.3	$136.3	$124.6
Software amortization	19.1	18.9	12.6
Interest paid	203.6	148.8	135.7
Income taxes paid	118.3	192.4	179.3
Dividends paid per share were $1.56 in 2023, $1.48 in 2022 and $1.36 in 2021. Dividends declared per share were $1.59 in 2023, $1.50 in 2022, and $1.39 in 2021.
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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2023 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and "Report of Independent Registered Public Accounting Firm.”
ITEM 9B.  OTHER INFORMATION
None.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is set forth in the sections titled “Corporate Governance” and “Election of Directors” in our 2024 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation and Human Capital Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Retirement Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation and Human Capital Committee Interlocks and Insider Participation” and “Equity Compensation Plan Information” in the 2024 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors” and “Equity Compensation Plan Information” in the 2024 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2024 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Baltimore, Maryland, PCAOB ID: 00042.
Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee" and "Fees of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
List of documents filed as part of this Report.
1.  Consolidated Financial Statements
The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Reports of Ernst & Young LLP dated January 25, 2024, are included herein in Part II, Item 8.
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

(vi)
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

(ix)
Form of 0.90% Notes due 2026, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.

(x)
Form of 1.85% Notes due 2031, incorporated by reference from Exhibit 4.3 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.

(xi)
Form of 4.95% Notes due 2033, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated April 6, 2023, File No. 1-14920, as filed with the Securities and Exchange Commission on April 6, 2023.

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

(i)
Certification of Brendan M. Foley, President and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)
Certification of Michael R. Smith, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)		Section 1350 Certifications	Filed herewith

(i)
Certification of Brendan M. Foley, President and Chief Executive Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)
Certification of Michael R. Smith, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)		McCormick Clawback Policy	Filed herewith

(101)		The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2023, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Cash Flow Statements; and (vi) Notes to Consolidated Financial Statements.
(104)		Inline XBRL for the cover page of this Annual Report on Form 10-K of McCormick for the year ended November 30, 2023, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

	*	Management contract or compensatory plan or arrangement.

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
McCORMICK & COMPANY, INCORPORATED

By:	/s/ BRENDAN M. FOLEY	President &	January 25, 2024
	Brendan M. Foley	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ BRENDAN M. FOLEY	President &	January 25, 2024
	Brendan M. Foley	Chief Executive Officer

Principal Financial Officer:

By:	/s/ MICHAEL R. SMITH	Executive Vice President & Chief	January 25, 2024
	Michael R. Smith	Financial Officer

Principal Accounting Officer:

By:	/s/ GREGORY P. REPAS	Vice President & Controller	January 25, 2024
	Gregory P. Repas	Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ ANNE L. BRAMMAN	January 25, 2024
Anne L. Bramman

/s/ MICHAEL A. CONWAY	January 25, 2024
Michael A. Conway

/s/ BRENDAN M. FOLEY	January 25, 2024
Brendan M. Foley

/s/ FREEMAN A. HRABOWSKI, III	January 25, 2024
Freeman A. Hrabowski, III

/s/ LAWRENCE E. KURZIUS	January 25, 2024
Lawrence E. Kurzius

/s/ PATRICIA LITTLE	January 25, 2024
Patricia Little

/s/ MICHAEL D. MANGAN	January 25, 2024
Michael D. Mangan

/s/ MARITZA G. MONTIEL	January 25, 2024
Maritza G. Montiel

/s/ MARGARET M.V. PRESTON	January 25, 2024
Margaret M.V. Preston

/s/ GARY M. RODKIN	January 25, 2024
Gary M. Rodkin

/s/ JACQUES TAPIERO	January 25, 2024
Jacques Tapiero

January 25, 2024
Terry S. Thomas

/s/ W. ANTHONY VERNON	January 25, 2024
W. Anthony Vernon

Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period
Deducted from asset accounts:
Year ended November 30, 2023:
Allowance for doubtful receivables	$7.3	$(0.7)	$(1.2)	$0.5	$5.9
Valuation allowance on net deferred tax assets	26.4	3.7	—	(4.2)	25.9
	$33.7	$3.0	$(1.2)	$(3.7)	$31.8
Deducted from asset accounts:
Year ended November 30, 2022:
Allowance for doubtful receivables	$5.2	$2.2	$(0.9)	$0.8	$7.3
Valuation allowance on net deferred tax assets	32.7	3.2	(1.7)	(7.8)	26.4
	$37.9	$5.4	$(2.6)	$(7.0)	$33.7
Deducted from asset accounts:
Year ended November 30, 2021:
Allowance for doubtful receivables	$5.2	$1.2	$(1.1)	$(0.1)	$5.2
Valuation allowance on net deferred tax assets	31.5	6.6	(0.4)	(5.0)	32.7
	$36.7	$7.8	$(1.5)	$(5.1)	$37.9
(1) Includes the impact of foreign currency exchange.