Form 10-Q
period 2024-02-29
MCCORMICK & CO INC
filed 2024-03-26
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2024
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 29, 2024
Common Stock	16,667,386
Common Stock Non-Voting	251,745,319

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended
	February 29, 2024	February 28, 2023
Net sales	$1,602.7	$1,565.5
Cost of goods sold	1,003.4	1,002.6
Gross profit	599.3	562.9
Selling, general and administrative expense	361.6	336.1
Special charges	4.2	27.8
Operating income	233.5	199.0
Interest expense	50.3	50.6
Other income, net	11.1	11.1
Income from consolidated operations before income taxes	194.3	159.5
Income tax expense	49.6	34.4
Net income from consolidated operations	144.7	125.1
Income from unconsolidated operations	21.3	14.0
Net income	$166.0	$139.1
Earnings per share – basic	$0.62	$0.52
Earnings per share – diluted	$0.62	$0.52
Average shares outstanding – basic	268.4	268.2
Average shares outstanding – diluted	269.6	269.8
Cash dividends paid per share – voting and non-voting	$0.42	$0.39
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended
	February 29, 2024	February 28, 2023
Net income	$166.0	$139.1
Net income attributable to non-controlling interest	2.1	0.8
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	(0.2)	(1.0)
Currency translation adjustments	(2.0)	47.0
Change in derivative financial instruments	(3.3)	(5.4)
Tax benefit	0.4	1.0
Total other comprehensive income (loss), net of tax	(5.1)	41.6
Comprehensive income	$163.0	$181.5
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	February 29, 2024	November 30, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$178.0	$166.6
Trade accounts receivable, net of allowances	567.5	587.5
Inventories, net
Finished products	574.3	570.0
Raw materials and work-in-process	555.3	556.5
	1,129.6	1,126.5
Prepaid expenses and other current assets	145.1	121.0
Total current assets	2,020.2	2,001.6
Property, plant and equipment, net	1,354.5	1,324.7
Goodwill	5,253.6	5,260.1
Intangible assets, net	3,346.8	3,356.7
Other long-term assets	915.0	919.2
Total assets	$12,890.1	$12,862.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$329.5	$272.2
Current portion of long-term debt	798.4	799.3
Trade accounts payable	1,133.3	1,119.3
Other accrued liabilities	712.6	908.1
Total current liabilities	2,973.8	3,098.9
Long-term debt	3,329.1	3,339.9
Deferred taxes	858.3	861.2
Other long-term liabilities	471.5	478.8
Total liabilities	7,632.7	7,778.8
Shareholders’ equity
Common stock	594.1	597.1
Common stock non-voting	1,619.3	1,602.5
Retained earnings	3,412.8	3,249.7
Accumulated other comprehensive loss	(393.7)	(388.6)
Total McCormick shareholders' equity	5,232.5	5,060.7
Non-controlling interests	24.9	22.8
Total shareholders’ equity	5,257.4	5,083.5
Total liabilities and shareholders’ equity	$12,890.1	$12,862.3
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Three months ended
	February 29, 2024	February 28, 2023
Operating activities
Net income	$166.0	$139.1
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	45.8	47.8
Stock-based compensation	11.7	11.8
Income from unconsolidated operations	(21.3)	(14.0)
Changes in operating assets and liabilities
Trade accounts receivable	16.5	9.7
Inventories	(2.3)	(0.2)
Trade accounts payable	14.4	(54.8)
Other assets and liabilities	(118.8)	(49.9)
Dividends from unconsolidated affiliates	26.4	13.9
Net cash flow provided by operating activities	138.4	103.4
Investing activities
Capital expenditures (including software)	(62.0)	(61.5)
Other investing activities	0.2	—
Net cash flow used in investing activities	(61.8)	(61.5)
Financing activities
Short-term borrowings, net	57.3	67.9
Long-term debt repayments	(14.1)	(3.6)
Proceeds from exercised stock options	4.4	5.2
Taxes withheld and paid on employee stock awards	(4.9)	(6.1)
Common stock acquired by purchase	(0.3)	(3.5)
Dividends paid	(112.7)	(104.6)
Other financing activities	2.6	—
Net cash flow used in financing activities	(67.7)	(44.7)
Effect of exchange rate changes on cash and cash equivalents	2.5	25.6
Increase in cash and cash equivalents	11.4	22.8
Cash and cash equivalents at beginning of period	166.6	334.0
Cash and cash equivalents at end of period	$178.0	$356.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended February 29, 2024
Balance, November 30, 2023	16.8	251.3	$2,199.6	$3,249.7	$(388.6)	$22.8	$5,083.5
Net income			—	166.0	—	—	166.0
Net income attributable to non-controlling interest			—	—	—	2.1	2.1
Other comprehensive (loss), net of tax			—	—	(5.1)	—	(5.1)
Stock-based compensation			11.7	—	—	—	11.7
Shares purchased and retired	(0.1)	—	(3.3)	(2.9)	—	—	(6.2)
Shares issued	0.3	—	5.4	—	—	—	5.4
Equal exchange	(0.4)	0.4	—	—	—	—	—
Balance, February 29, 2024	16.6	251.7	$2,213.4	$3,412.8	$(393.7)	$24.9	$5,257.4

Three months ended February 28, 2023
Balance, November 30, 2022	17.4	250.6	$2,138.6	$3,022.5	$(480.6)	$18.7	$4,699.2
Net income			—	139.1	—	—	139.1
Net income attributable to non-controlling interest			—	—	—	0.8	0.8
Other comprehensive income (loss), net of tax			—	—	43.5	(1.9)	41.6
Stock-based compensation			11.8	—	—	—	11.8
Shares purchased and retired	(0.1)	—	(4.8)	(6.5)	—	—	(11.3)
Shares issued	0.3	—	6.5	—	—	—	6.5
Equal exchange	(0.2)	0.2	—	—	—	—	—
Balance, February 28, 2023	17.4	250.8	$2,152.1	$3,155.1	$(437.1)	$17.6	$4,887.7
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
The results of consolidated operations for the three-month period ended February 29, 2024 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half of the fiscal year. The historical increase in net sales, net income and cash flow from operations in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2023.
Accounts Payable - Supplier Finance Program
As more fully described in our Annual Report on Form 10-K for the year ended November 30, 2023, we participate in a Supply Chain Financing program (SCF) with several global financial institutions (SCF Banks). Under the SCF, qualifying suppliers may elect to sell their receivables from us to an SCF Bank, enabling participating suppliers to negotiate their receivables sales arrangements directly with the respective SCF Bank. We are not party to those agreements and have no economic interest in a supplier’s decision to sell a receivable.
All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled Trade accounts payable in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of February 29, 2024 and November 30, 2023, the amounts due to suppliers participating in the SCF and included in trade accounts payable were approximately $308.6 million and $300.5 million, respectively.
Accounting Pronouncement Partially Adopted
In September 2022, the FASB issued ASU No. 2022-04: Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations, that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a roll-forward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. We adopted the new standard's requirements to disclose the key terms of the programs and information about obligations outstanding as of November 30, 2023. The standard’s requirement to disclose a roll-forward of obligations outstanding will be effective for our fiscal year ending November 30, 2025. The partial adoption of this standard did not have a material impact on our consolidated financial statements nor do we expect the adoption of the future disclosure requirements to have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements — Pending Adoption
In November 2023, the FASB issued ASU No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the name and title of the chief operating decision maker. The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The new standard is effective for our annual period ending November 30, 2025 and our interim periods during the fiscal year ending November 30, 2026. The guidance does not affect recognition or measurement in our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for our fiscal year ending November 30, 2026. The guidance does not affect recognition or measurement in our consolidated financial statements.

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
The following is a summary of special charges recognized in the three months ended February 29, 2024 and February 28, 2023
(in millions):

	Three months ended
	February 29, 2024	February 28, 2023
Employee severance and related benefits	$2.1	$24.8
Other costs
Cash	2.1	2.2
Non-Cash	—	0.8
Total special charges	$4.2	$27.8

During the three months ended February 29, 2024, we recorded $4.2 million of special charges, consisting principally of $2.8 million associated with our Global Operating Effectiveness (GOE) program, as more fully described below, and $1.4 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA), as more fully described below.
During the three months ended February 28, 2023, we recorded $27.8 million of special charges, consisting principally of $24.8 million associated with our GOE program, as more fully described below, $0.9 million associated with the transition of a manufacturing facility in EMEA, and streamlining actions of $1.3 million in the Americas region and $0.8 million in the EMEA region.
In 2022, our Management Committee approved the GOE program, which is expected to eliminate costs associated with our supply chain operations, as well as across the remainder of the organization. The GOE program included a voluntary retirement plan, which included enhanced separation benefits to certain U.S. employees aged 55 years or older with at least ten years of service to the company. This voluntary retirement plan commenced in November 2022, and participants were required to submit their notifications by December 30, 2022. The GOE program also includes other employee separation actions as other related costs within the program. The total costs incurred under the GOE program were approximately $48 million as of November 30, 2023. Special charges recognized during the three months ended February 29, 2024, under our GOE program included $2.1 million in severance and related benefits costs and $0.7 million of third-party expenses and other costs. Special charges recognized during the three months ended February 28, 2023, under our GOE program included $19.7 million associated with the voluntary retirement program, $4.5 million in severance and related benefits costs and $0.6 million of third-party expenses and other costs.
In 2022, our Management Committee approved an initiative to consolidate our manufacturing operations in the United Kingdom into a net-zero carbon condiments manufacturing and distribution center facility with state-of-the-art technology. We expect to execute these changes to our supply chain operations and improve profitability, from a combination of lower headcount and non-headcount costs, by consolidating our operations into a scalable platform while expanding our capacity. We expect the cost of the initiative to approximate $40 million—to be recognized as special charges in our consolidated income statement through 2024. Of that $40 million, we expect the costs to include employee severance and related benefits, non-cash accelerated depreciation, equipment relocation costs, decommissioning and other property related lease exit costs, all directly related to the initiative. The total costs incurred under this program were approximately $36 million as of November 30, 2023. During the three months ended February 29, 2024, we recognized $1.4 million in third-party expenses and other costs. During the three months ended February 28, 2023, we recognized $0.4 million in accelerated depreciation and $0.5 million in third-party expenses and other costs.
As of February 29, 2024, accruals associated with special charges of $15.9 million, are included in other accrued liabilities in our consolidated balance sheet.
The following is a breakdown by business segment of special charges for the three months ended February 29, 2024 and February 28, 2023 (in millions):

	Three months ended
	February 29, 2024	February 28, 2023
Consumer segment	$1.8	$19.0
Flavor solutions segment	2.4	8.8
Total special charges	$4.2	$27.8

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
The following is a summary of the notional amounts of outstanding foreign currency exchange contracts as of February 29, 2024 and November 30, 2023 (in millions):

	February 29, 2024	November 30, 2023
Fair value hedges	$787.0	$765.4
Cash flow hedge	166.7	235.0
Total	$953.7	$1,000.4
All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. All foreign currency exchange contracts outstanding at February 29, 2024 have durations of less than 18 months, including $208.5 million of notional contracts that have an initial duration of less than one month and are used to hedge short-term cash flow funding.
Contracts which are designated as hedges of foreign currency denominated assets are considered fair value hedges. These foreign currency exchange contracts manage both exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. Gains and losses from contracts that are designated as hedges of assets, liabilities or firm commitments are recognized through income, offsetting the change in fair value of the hedged item. Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of inventory in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. The gains and losses on these contracts are deferred in accumulated other comprehensive income until the hedged item is recognized in cost of goods sold, at which time the net amount deferred in accumulated other comprehensive income is also recognized in cost of goods sold.
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
The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
As of February 29, 2024
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other long-term liabilities	$600.0	$51.9
Foreign exchange contracts	Other current assets	286.9	2.6	Other accrued liabilities	666.8	18.1
Cross currency contracts	Other current assets / Other long-term assets	716.8	27.9	Other long-term liabilities	236.7	4.9
Total			$30.5			$74.9
As of November 30, 2023
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other long-term liabilities	$600.0	$52.8
Foreign exchange contracts	Other current assets	161.3	2.5	Other accrued liabilities	839.1	16.0
Cross currency contracts	Other current assets / Other long-term assets	719.6	24.6	Other long-term liabilities	238.9	7.5
Total			$27.1			$76.3
The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive loss (AOCI) and our consolidated income statement for the three months ended February 29, 2024 and February 28, 2023 (in millions):

Fair Value Hedges

Derivative	Income statement location	(Expense) income
		Three months ended February 29, 2024	Three months ended February 28, 2023
Interest rate contracts	Interest expense	$(5.1)	$(3.7)

	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		Three months ended February 29, 2024	Three months ended February 28, 2023	Hedged item		Three months ended February 29, 2024	Three months ended February 28, 2023

Foreign exchange contracts	Other income, net	$(2.9)	$1.0	Intercompany loans	Other income, net	$1.4	$(0.1)
The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three months ended February 29, 2024 and February 28, 2023.

Cash Flow Hedges
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
	Three months ended February 29, 2024	Three months ended February 28, 2023		Three months ended February 29, 2024	Three months ended February 28, 2023

Interest rate contracts	$—	$—	Interest expense	$(0.2)	$0.1
Foreign exchange contracts	(0.2)	(1.1)	Cost of goods sold	1.3	1.2
Total	$(0.2)	$(1.1)		$1.1	$1.3

As of February 29, 2024, the net amount of accumulated other comprehensive loss associated with all cash flow and settled interest rate cash flow hedge derivatives expected to be reclassified in the next 12 months is $0.1 million as an increase to earnings.

Net Investment Hedges
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
	Three months ended February 29, 2024	Three months ended February 28, 2023		Three months ended February 29, 2024	Three months ended February 28, 2023

Cross currency contracts	$(5.9)	$(5.8)	Interest expense	$2.2	$3.3
For all net investment hedges, no amounts have been reclassified out of accumulated other comprehensive loss. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.
Since the third quarter of 2023, we have maintained a nonrecourse accounts receivable sale program whereby certain eligible U.S. receivables are sold to a third-party financial institution in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institution. We account for the transfer of receivables as a sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. The outstanding amount of receivables sold under this program were $19.2 million as of February 29, 2024. As collecting agent on the sold receivables, we had $4.2 million of cash collected that was not yet remitted to the third-party financial institution as of February 29, 2024. The incremental costs of selling receivables under this arrangement were insignificant for the three months ended February 29, 2024.
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

At February 29, 2024 and November 30, 2023, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		February 29, 2024
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$178.0	$178.0	$—
Insurance contracts	117.0	—	117.0
Bonds and other long-term investments	1.3	1.3	—
Foreign currency derivatives	2.6	—	2.6
Cross currency contracts	27.9	—	27.9
Total	$326.8	$179.3	$147.5
Liabilities
Foreign currency derivatives	$18.1	$—	$18.1
Interest rate derivatives	51.9	—	51.9
Cross currency contracts	4.9	—	4.9
Total	$74.9	$—	$74.9

		November 30, 2023
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$166.6	$166.6	$—
Insurance contracts	114.7	—	114.7
Bonds and other long-term investments	0.3	0.3	—
Foreign currency derivatives	2.5	—	2.5
Cross currency contracts	24.6	—	24.6
Total	$308.7	$166.9	$141.8
Liabilities
Foreign currency derivatives	$16.0	$—	$16.0
Interest rate derivatives	52.8	—	52.8
Cross currency contracts	7.5	—	7.5
Total	$76.3	$—	$76.3
At February 29, 2024 and November 30, 2023, the carrying amounts of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bond and other long-term investments were equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.
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

The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	February 29, 2024	November 30, 2023
Carrying amount	$4,127.5	$4,139.2

Level 1 valuation techniques	$3,727.1	$3,682.0
Level 2 valuation techniques	144.8	159.0
Total fair value	$3,871.9	$3,841.0
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
The following table presents the components of our pension (income) and other postretirement benefits expense for the three months ended February 29, 2024 and February 28, 2023 (in millions):

	United States pension		International pension		Other postretirement benefits
	2024	2023	2024	2023	2024	2023
Service cost	$0.4	$0.5	$0.1	$0.2	$0.2	$0.3
Interest costs	9.3	9.0	2.7	2.5	0.6	0.6
Expected return on plan assets	(9.9)	(10.6)	(4.0)	(3.7)	—	—
Amortization of prior service costs	0.1	0.1	—	—	(0.1)	(0.1)
Amortization of net actuarial losses (gains)	(0.1)	0.1	—	—	(0.6)	(0.5)
Total (income) expense	$(0.2)	$(0.9)	$(1.2)	$(1.0)	$0.1	$0.3
During the three months ended February 29, 2024 and February 28, 2023, we contributed $1.8 million and $1.9 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2023 were $9.2 million.
All of the amounts in the tables above for pension (income) and other postretirement benefits expense, other than service cost, were included in other income, net within our consolidated income statements. The net aggregate amount of pension and other postretirement benefits (income), excluding service cost components, was $(2.0) million and $(2.6) million for the three months ended February 29, 2024 and February 28, 2023, respectively.

6.    STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units ("RSUs"), stock options, company stock awarded as part of our long-term performance plan ("LTPP") and price-vested stock options. The following table sets forth the stock-based compensation expense recorded in selling, general and administrative ("SG&A") expense (in millions):

	Three months ended
	February 29, 2024	February 28, 2023
Stock-based compensation expense	$11.7	$11.8

Our 2024 annual grant of stock options and RSUs will occur in the second quarter, similar to the 2023 annual grant. During the three months ended February 29, 2024, approximately 380,000 stock option shares were granted.

The following is a summary of our stock option activity for the three months ended February 29, 2024 and February 28, 2023:

	2024		2023
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	5.3	$70.43	4.8	$67.08
Granted	0.4	65.99	—	—
Exercised	(0.1)	37.74	(0.1)	49.50
Outstanding at end of the period	5.6	$70.54	4.7	$67.32
Exercisable at end of the period	3.9	$65.36	3.5	$58.79
As of February 29, 2024, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $38.4 million and for options currently exercisable was $37.3 million. The total intrinsic value of all options exercised during the three months ended February 29, 2024 and February 28, 2023 was $2.6 million and $2.1 million, respectively.
The following is a summary of our RSU activity for the three months ended February 29, 2024 and February 28, 2023:

	2024		2023
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	494	$76.94	480	$77.62
Vested	(3)	92.74	(26)	52.48
Forfeited	(9)	83.59	(7)	88.35
Outstanding at end of period	482	$76.71	447	$78.89
The following is a summary of our price-vested stock options activity for the three months ended February 29, 2024 and February 28, 2023:

	2024		2023
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	2,055	$9.40	2,107	$9.40
Forfeited	—	—	(39)	9.40
Outstanding at end of period	2,055	$9.40	2,068	$9.40
The following is a summary of our LTPP activity for the three months ended February 29, 2024 and February 28, 2023:

	2024		2023
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	474	$94.34	451	$106.32
Granted	192	66.49	167	89.00
Vested	(181)	98.30	(176)	86.14
Forfeited	(10)	91.65	(11)	94.58
Outstanding at end of period	475	$81.53	431	$93.64

7.    INCOME TAXES
Income tax expense for the three months ended February 29, 2024 included $1.6 million of discrete tax expense consisting principally of the following: (i) $1.1 million of tax expense resulting from a state tax matter, and (ii) $0.5 million of tax expense associated with stock-based compensation.
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
Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months ended February 29, 2024.
As of February 29, 2024, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

8.    CAPITAL STOCK AND EARNINGS PER SHARE
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended
	February 29, 2024	February 28, 2023
Average shares outstanding – basic	268.4	268.2
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.2	1.6
Average shares outstanding – diluted	269.6	269.8
The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended
	February 29, 2024	February 28, 2023
Anti-dilutive securities	3.5	1.6
The following table sets forth common stock activity (in millions):

	Three months ended
	February 29, 2024	February 28, 2023
Shares issued under stock options, RSUs, LTPP and employee stock purchase plans	0.3	0.3
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, and LTPP	0.1	0.1
As of February 29, 2024, $501.2 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive loss, net of tax, where applicable (in millions):

	February 29, 2024	November 30, 2023
Foreign currency translation adjustment (1)	$(308.0)	$(305.7)
Unrealized gain (loss) on foreign currency exchange contracts	(1.8)	0.8
Unamortized value of settled interest rate swaps	(2.6)	(2.7)
Pension and other postretirement costs	(81.3)	(81.0)
Accumulated other comprehensive loss	$(393.7)	$(388.6)
(1)During the three months ended February 29, 2024, the foreign currency translation adjustment of accumulated other comprehensive loss increased on a net basis by $2.3 million, inclusive of $5.9 million of unrealized losses associated with net investment hedges. These net investment hedges are more fully described in note 3.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended		Affected Line Items in the Condensed Consolidated Income Statement
	February 29, 2024	February 28, 2023
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$0.2	$(0.1)	Interest expense
Foreign exchange contracts	(1.3)	(1.2)	Cost of goods sold
Total before tax	(1.1)	(1.3)
Tax effect	0.3	0.3	Income tax expense
Net, after tax	$(0.8)	$(1.0)

Amortization of pension and postretirement benefit adjustments:
Amortization of net actuarial (gains)(1)	$(0.7)	$(0.4)	Other income, net
Total before tax	(0.7)	(0.4)
Tax effect	0.2	0.1	Income tax expense
Net, after tax	$(0.5)	$(0.3)
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended February 29, 2024
Net sales	$921.5	$681.2	$1,602.7
Operating income excluding special charges	176.3	61.4	237.7
Income (loss) from unconsolidated operations	21.5	(0.2)	21.3

Three months ended February 28, 2023
Net sales	$909.5	$656.0	$1,565.5
Operating income excluding special charges	173.4	53.4	226.8
Income from unconsolidated operations	13.8	0.2	14.0

A reconciliation of operating income excluding special charges to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended February 29, 2024
Operating income excluding special charges	$176.3	$61.4	$237.7
Less: Special charges	1.8	2.4	4.2
Operating income	$174.5	$59.0	$233.5

Three months ended February 28, 2023
Operating income excluding special charges	$173.4	$53.4	$226.8
Less: Special charges	19.0	8.8	27.8
Operating income	$154.4	$44.6	$199.0
Total segment operating income as disclosed in the preceding table represents our consolidated operating income. The reconciliation of that operating income to income from consolidated operations before income taxes, which includes interest expense and other income, net is presented on the consolidated income statement.
The following table sets forth our net sales, by geographic area, for the three months ended February 29, 2024 and February 28, 2023 (in millions):

	Americas	EMEA	APAC	Total

Three months ended February 29, 2024	$1,117.1	$306.7	$178.9	$1,602.7
Three months ended February 28, 2023	1,094.7	283.9	186.9	1,565.5

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

Business profile
McCormick is a global leader in flavor. We manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food industry – retailers, food manufacturers and the foodservice business. In fiscal year 2023, approximately 39% of our sales were outside of the U.S. We also are partners in a number of joint ventures that are involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico. We manage our business in two business segments, consumer and flavor solutions.
Executive Summary
In the first quarter of 2024, we achieved net sales growth of 2.4% over the first quarter 2023 level, including impact from the following factors:
•Pricing actions, principally implemented in the prior year, contributed 2.7% to the increase in net sales.
•Volume and product mix unfavorably impacted our net sales growth by 1.0%, exclusive of divestitures. Our decisions to exit certain low margin businesses contributed approximately 0.6% to the unfavorable impact of volume and product mix. The consumer segment experienced unfavorable volume and product mix of 2.2% and the flavor solutions segment experienced favorable product and mix of 0.7%.
•Divestitures negatively impacted our net sales increase by 0.2%.
•Net sales growth was positively impacted by fluctuations in currency rates that increased sales growth by 0.9%. Excluding this impact, we grew sales by 1.5% over the prior year quarter on a constant currency basis.
Operating income was $233.5 million in the first quarter of 2024 and $199.0 million in the comparable 2023 period. We recorded $4.2 million and $27.8 million of special charges in the first quarter of 2024 and 2023, respectively, related to organization and streamlining actions. In the first quarter of 2024, the effects of a 140 basis points improvement in our gross profit margin, primarily associated with the effects of favorable product mix, pricing actions that were implemented in the prior year and cost savings from our GOE and CCI programs, that were partially offset by commodity inflation. Also, in the first quarter of 2024, selling, general and administrative expenses as a percentage of sales increased 110 basis points, including a 90 basis points impact associated with the higher level of advertising and promotion expenses. Excluding special charges, adjusted operating income was $237.7 million in the first quarter of 2024, an increase of 4.8%, compared to $226.8 million in the year-ago period. In constant currency, adjusted operating income increased 4.3%.
Diluted earnings per share was $0.62 and $0.52 in the first quarter of 2024 and 2023, respectively. The increase in diluted earnings per share for the first quarter of 2024 was driven primarily by the impact of higher operating income, including the effects of lower special charges, the unfavorable effects of an increase in the effective tax rate, and the favorable effects of an increase in income from unconsolidated operations. Special charges lowered earnings per share by $0.01 and $0.07 in the first quarter of 2024 and 2023, respectively. Excluding the effects of special charges, adjusted diluted earnings per share was $0.63 in the first quarter of 2024 and $0.59 in the first quarter of 2023, or an increase of 6.8%.
A detailed review of our first quarter 2024 performance compared to the first quarter of fiscal 2023 appears in the section titled “Results of Operations – Company” and “Results of Operations – Segments”. For a reconciliation of non-GAAP to reported amounts, see the subsequent discussion under the heading "Non-GAAP Financial Measures".
Recent Events
Our industry continues to be impacted by commodity cost inflation, labor cost inflation, and other global macro-economic conditions. While we are seeing moderation in input cost inflation from that experienced in 2023, we expect inflationary pressures to persist into fiscal 2024. However, we anticipate GOE program and CCI program-led cost savings as well as previously implemented pricing actions to mitigate those inflationary pressures. We will also be lapping 2023 price increases and anticipate favorable net price realization in 2024. Additionally, in some instances, the pricing actions we take have been impacted by consumer behavior, or price elasticity, which unfavorably impacts our sales volume and mix.
We are fueling our investment in growth with cost savings from our CCI program, an ongoing initiative to improve productivity and reduce costs throughout the organization, as well as savings from the organization and streamlining actions described in note 2 of notes to our consolidated financial statements that includes our GOE program. Our CCI and GOE programs both delivered cost savings in 2023. Our CCI program funds brand marketing support, product innovation and other growth initiatives. We expect our CCI program, GOE program, and other organization and streamlining actions to deliver additional savings in 2024.

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

RESULTS OF OPERATIONS – COMPANY

	Three months ended
	February 29, 2024	February 28, 2023
Net sales	$1,602.7	$1,565.5
Percent increase	2.4%	2.8%
Components of percent change in net sales – increase (decrease):
Pricing actions	2.7%	10.6%
Volume and product mix	(1.0)%	(4.6)%
Divestitures	(0.2)%	(0.7)%
Foreign exchange	0.9%	(2.5)%
Gross profit	$599.3	$562.9
Gross profit margin	37.4%	36.0%
Sales for the first quarter of 2024 increased by 2.4% from the prior year level and increased by 1.5% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Pricing actions increased sales by 2.7% as compared to the prior year period principally due to pricing actions implemented in the prior year. Unfavorable volume and product mix decreased sales by 1.0%, including the impact of price elasticity. Unfavorable volume and product mix in our consumer segment exceeded the favorable volume and product mix in our flavor solutions segment. Our decisions to discontinue certain low margin businesses contributed approximately 0.6% to the unfavorable impact of volume and product mix. Also, the divestiture of our Giotti canning business unfavorably impacted sales by 0.2% as compared to the prior year period. Sales were also impacted by favorable foreign currency rates that increased net sales by 0.9% in the first quarter of 2024 compared to the year-ago quarter and is excluded from our measure of sales growth of 1.5% on a constant currency basis.
Gross profit for the first quarter of 2024 increased by $36.4 million, or 6.5%, from the comparable period in 2023. Our gross profit margin for the three months ended February 29, 2024 was 37.4%, an increase of 140 basis points from the comparable period in 2023. The increase in gross profit margin in the quarter ended February 29, 2024 was driven by the favorable impact of our pricing actions, as previously described, favorable product and customer mix, and cost savings led by our CCI and GOE programs. These favorable impacts were partially offset by increased commodity costs as compared to the 2023 period.

	Three months ended
	February 29, 2024	February 28, 2023
Selling, general & administrative expense (SG&A)	$361.6	$336.1
Percent of net sales	22.6%	21.5%
SG&A increased by $25.5 million in the first quarter of 2024 as compared to the 2023 level, driven primarily by advertising and promotional spend, increased selling and market costs and a higher investment in research and development. These costs were partially offset by CCI-led and GOE cost savings, as compared to the 2023 period. SG&A as a percentage of net sales increased by 110 basis points from the prior year levels due primarily to a 90 basis point increase in advertising and promotional expenses as compared to the prior year period.

	Three months ended
	February 29, 2024	February 28, 2023
Total special charges	$4.2	$27.8

During the three months ended February 29, 2024, we recorded $4.2 million of special charges. Those special charges principally consisted of $2.8 million associated with the GOE program and $1.4 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA).
During the three months ended February 28, 2023, we recorded $27.8 million of special charges. Those special charges principally consisted of $24.8 million associated with the GOE program, including $19.7 million under our voluntary retirement program, $0.9 million associated with the transition of a manufacturing facility in EMEA, and streamlining actions of $1.3 million in the Americas region and $0.8 million in the EMEA region.

Details with respect to the composition of special charges are included in note 2 of the notes to the accompanying condensed consolidated financial statements.

	Three months ended
	February 29, 2024	February 28, 2023
Interest expense	$50.3	$50.6
Other income, net	11.1	11.1

Interest expense decreased slightly in the three months ended February 29, 2024, as compared to the prior year period, driven by the effects of a reduction in average borrowing levels which were partially offset by higher short-term interest rates. Other income, net for the three months ended February 29, 2024 remained consistent, as compared to the prior year period.

	Three months ended
	February 29, 2024	February 28, 2023
Income from consolidated operations before income taxes	$194.3	$159.5
Income tax expense	49.6	34.4
Effective tax rate	25.5%	21.6%
The provision for income taxes is based on the estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income include, but are not limited to, excess tax benefits or expense associated with stock-based compensation, changes in estimates of the outcome of tax matters related to prior years, including reversals of reserves upon the lapsing of statutes of limitations, provision-to-return adjustments, the settlement of tax audits, changes in enacted tax rates, and changes in the assessment of deferred tax valuation allowances.
Income tax expense for the three months ended February 29, 2024 included $1.6 million of discrete tax expense consisting principally of $1.1 million of tax expense resulting from a state tax matter, and $0.5 million of tax expense associated with stock-based compensation.
Income tax expense for the three months ended February 28, 2023 included $3.8 million of net discrete tax benefits consisting principally of $3.2 million of tax benefits associated with the adjustment of a valuation allowance due to changes in judgment about the realizability of the deferred tax asset, $0.8 million of tax benefits related to the revaluation of deferred taxes resulting from changes in tax rates, and $0.2 million of tax expense associated with stock-based compensation.

	Three months ended
	February 29, 2024	February 28, 2023
Income from unconsolidated operations	$21.3	$14.0

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, increased by $7.3 million for the three months ended February 29, 2024, as compared to the year ago period. The increase was driven by higher earnings of our largest joint venture, McCormick de Mexico.
The following table outlines the major components of the change in diluted earnings per share from 2023 to 2024:

Three months ended February 28, 2023 and February 29, 2024
2023 Earnings per share – diluted	$0.52
Impact of change in operating income	0.04
Decrease in special charges, net of taxes	0.06
Increase in income from unconsolidated operations	0.03
Impact of change in effective income tax rate, excluding taxes on special charges	(0.03)
2024 Earnings per share – diluted	$0.62

RESULTS OF OPERATIONS — SEGMENTS
We measure the performance of our business segments based on operating income, excluding special charges for the periods presented. See note 10 of the notes to our accompanying condensed consolidated financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges, to consolidated operating income. In the following discussion, we refer to our previously described measure of segment profit as segment operating income.
CONSUMER SEGMENT

	Three months ended
	February 29, 2024	February 28, 2023

Net sales	$921.5	$909.5
Percent increase (decrease)	1.3%	(1.8)%
Segment operating income	$176.3	$173.4
Segment operating income margin	19.1%	19.1%
In the first quarter of 2024, sales of our consumer segment increased by 1.3% as compared to the first quarter of 2023 and increased by 0.7% on a constant currency basis. The 1.3% increase was driven primarily by EMEA partially offset by lower sales in the APAC region, all as compared to the prior year quarter. Pricing actions favorably impacted sales by 2.9% as compared to the prior year period principally due to pricing actions implemented in the prior year. Unfavorable volume and product mix decreased consumer segment sales by 2.2% in the first quarter of 2024 as compared to the same period last year, including the impact of price elasticity. Our decision to discontinue certain low margin businesses also contributed 0.8% to the unfavorable impact of volume and product mix. Sales in the first quarter of 2024 reflected a favorable impact from foreign currency rates that increased consumer segment sales by 0.6% compared to the year-ago quarter and is excluded from our measure of sales growth of 0.7% on a constant currency basis.
In the Americas region, consumer sales increased 0.1% in the first quarter of 2024 as compared to the same quarter of 2023 and increased by 0.1% on a constant currency basis. Pricing actions, principally implemented in the prior year, increased sales by 2.7% as compared to the prior year period. For the first quarter of 2024, unfavorable volume and product mix decreased sales by 2.6% as compared to the corresponding period in 2023. This reduction included a 1.1% impact of our decision to discontinue a low margin business. Foreign currency rates did not have a significant impact on sales in the quarter. Our sales growth on a constant currency basis was 0.1% for the quarter.
In the EMEA region, consumer sales increased 13.3% in the first quarter of 2024 as compared to the same quarter of 2023 and increased by 8.2% on a constant currency basis. Pricing actions, principally implemented in the prior year, increased sales by 5.3% as compared to the 2023 period. Sales were favorably impacted by volume and product mix during the first quarter of 2024 and increased sales by 2.9% from the prior year level. During the first quarter of 2024, a favorable impact from foreign currency rates increased sales by 5.1% compared to the year-ago period and is excluded from our measure of sales growth of 8.2% on a constant currency basis.
In the APAC region, consumer sales decreased 7.4% in the first quarter of 2024 as compared to the first quarter of 2023 and decreased by 5.4% on a constant currency basis. Pricing actions, principally implemented in the prior year, increased sales by 0.9% as compared to the prior year period. For the quarter ended February 29, 2024, unfavorable volume and product mix decreased sales by 6.3%, which included the effects of customer inventory reductions. During the first quarter of 2024, an unfavorable impact from foreign currency rates decreased sales by 2.0% compared to the year-ago period and is excluded from our measure of sales decline of 5.4% on a constant currency basis.
Segment operating income for our consumer segment increased by $2.9 million, or 1.7%, in the first quarter of 2024 from the first quarter of 2023. The increase in segment operating income was driven by the effects of an increase in gross profit primarily due to favorable pricing actions and CCI-led and GOE cost savings more than offsetting increased commodity costs and SG&A expenses, that was primarily driven by higher advertising and promotion expenses, all as compared to the prior year period. Segment operating margin for our consumer segment in the first quarter of 2024 was 19.1% and was comparable to the first quarter of 2023 as an increase in gross margin was offset by an increase in SG&A as a percentage of sales, driven by an increase in advertising and promotion spend, all as compared to the prior year period. On a constant currency basis, segment operating income for our consumer segment increased by 1.4% in the first quarter of 2024 in comparison to the same period in 2023.

FLAVOR SOLUTIONS SEGMENT

	Three months ended
	February 29, 2024	February 28, 2023

Net sales	$681.2	$656.0
Percent increase	3.8%	10.0%
Segment operating income	$61.4	$53.4
Segment operating income margin	9.0%	8.1%
In the first quarter of 2024, sales of our flavor solutions segment increased by 3.8% as compared to the first quarter of 2023 and increased by 2.5% on a constant currency basis. Pricing actions across all regions increased sales by 2.4% in the first quarter of 2024 as compared to the prior year period principally due to pricing actions implemented in the prior year. Favorable volume and product mix increased segment sales by 0.7% as compared to the prior period as growth in the Americas and APAC regions were partially offset by lower volume and product mix in the EMEA region. Volume and product mix includes a 0.4% unfavorable impact from the prior year associated with our decision to discontinue certain low margin businesses. The divestiture of our Giotti canning business unfavorably impacted sales by 0.6% as compared to the prior year period. The favorable impact of foreign currency rates increased flavor solutions segment sales by 1.3% compared to the year-ago quarter and is excluded from our measure of sales growth of 2.5% on a constant currency basis.
In the Americas region, flavor solutions sales increased by 4.7% in the first quarter of 2024 as compared to the first quarter of 2023 and increased by 3.4% on a constant currency basis. Pricing actions, principally due to those implemented in the prior year, favorably impacted sales by 1.9% during the quarter ended February 29, 2024, as compared to the prior year period. Favorable volume and product mix increased flavor solutions sales in the Americas by 1.5% during the first quarter of 2024, including the effects of growth in sales to packaged food and nutrition and healthcare companies, as compared to the prior year period. A favorable impact from foreign currency rates increased sales by 1.3% compared to the first quarter of 2023 and is excluded from our measure of sales growth of 3.4% on a constant currency basis.
In the EMEA region, flavor solutions sales increased by 1.8% in the first quarter of 2024 as compared to the first quarter of 2023 and declined by 1.4% on a constant currency basis. Pricing actions, principally due to those implemented in the prior year, favorably impacted sales by 4.0% in the first quarter of 2024 as compared to the prior period level. Unfavorable volume and product mix decreased segment sales in the EMEA region by 2.5% as compared to the corresponding period in 2023 including the effects of consumer spending at quick service restaurants and packaged food and beverage companies and a 1.8% impact of our decision to discontinue a low margin business. The divestiture of our Giotti canning business unfavorably impacted sales by 2.9% as compared to the prior year period. A favorable impact from foreign currency rates increased sales by 3.2% compared to the first quarter of 2023 and is excluded from our measure of sales decline of 1.4% on a constant currency basis.
In the APAC region, flavor solutions sales increased 1.5% in the first quarter of 2024 as compared to the first quarter of 2023 and increased by 4.5% on a constant currency basis. Pricing actions, principally due to those implemented in the prior year, favorably impacted sales by 3.5% as compared to the prior year period. Favorable volume and product mix increased segment sales by 1.0% in the first quarter of 2024. An unfavorable impact from foreign currency rates decreased sales by 3.0% compared to the first quarter of 2023 and is excluded from our measure of sales growth of 4.5% on a constant currency basis.
Segment operating income for our flavor solutions segment increased by $8.0 million, or 15.0%, in the first quarter of 2024 as compared to the first quarter of 2023. The increase in segment operating income was driven by the effects of an increase in gross profit primarily due to the higher level of sales driven by favorable pricing, product and customer mix, and CCI-led and GOE cost savings which more than offset increased commodity and conversion costs and the higher level of SG&A expenses. Segment operating margin for our flavor solutions segment increased by 90 basis points from the prior year level to 9.0% in the first quarter of 2024. That increase was principally the result of an increase in gross margin, as previously described, which was partially offset by a higher level of SG&A as a percentage of sales, all as compared to 2023. On a constant currency basis, segment operating income for our flavor solutions segment increased by 13.7% in the first quarter of 2024 as compared to the same period in 2023.

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
The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	February 29, 2024	November 30, 2023
Forward foreign currency:
Notional value	$953.7	$1,000.4
Unrealized net gain (loss)	(15.5)	(13.5)
Cross currency swaps:
Notional value	953.5	958.5
Unrealized net gain	23.0	17.1
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
The following table sets forth the notional values and unrealized net gain (loss) of our interest rate swap contracts:

	February 29, 2024	November 30, 2023
Notional value	$600.0	$600.0
Unrealized net (loss)	(51.9)	(52.8)
The change in fair values of our interest rate swap contracts is due to changes in interest rates on the notional amounts outstanding as of each date as well as the remaining duration of our interest rate derivative contracts.
Commodity Risk
We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions and other factors beyond our control. Our most significant raw materials are dairy products, pepper, onion, garlic, capsicums (red peppers and paprika), tomato products, salts, and wheat products. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk.
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

NON-GAAP FINANCIAL MEASURES
The following table includes financial measures of adjusted operating income, adjusted operating income margin, adjusted income tax expense, adjusted income tax rate, adjusted net income and adjusted diluted earnings per share. These represent non-GAAP financial measures, which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact of special charges and the associated income tax effects, as applicable.
Special charges consist of expenses and income, as applicable, associated with certain actions undertaken by us to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee. Expenses associated with the approved actions are classified as special charges upon recognition and monitored on an on-going basis through completion.
Details with respect to the composition of special charges set forth below are included in note 2 of the notes to our accompanying condensed consolidated financial statements. Details with respect to the composition of special charges for the year ended November 30, 2023 are included in note 3 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2023.
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
These non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP, but they should not be considered a substitute for, or superior to, U.S. GAAP results. In addition, these non-GAAP financial measures may not be comparable to similarly titled measures of other companies because other companies may not calculate them in the same manner that we do. We intend to continue to provide these non-GAAP financial measures as part of our future earnings discussions and, therefore, the inclusion of these non-GAAP financial measures will provide consistency in our financial reporting.

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2023	For the three months ended		Estimated for the year ending November 30, 2024
		February 29, 2024	February 28, 2023
Operating income	$963.0	$233.5	$199.0
Impact of special charges	61.2	4.2	27.8
Adjusted operating income	$1,024.2	$237.7	$226.8
Operating income margin (1)	14.5%	14.6%	12.7%
Impact of special charges	0.9%	0.2%	1.8%
Adjusted operating income margin (1)	15.4%	14.8%	14.5%

Income tax expense	$174.5	$49.6	$34.4
Impact of special charges	14.5	1.1	6.5
Adjusted income tax expense	$189.0	$50.7	$40.9
Income tax rate (2)	21.8%	25.5%	21.6%
Impact of special charges	0.2%	—%	0.2%
Adjusted income tax rate (2)	22.0%	25.5%	21.8%

Net income	$680.6	$166.0	$139.1
Impact of special charges	46.7	3.1	21.3
Adjusted net income	$727.3	$169.1	$160.4

Earnings per share – diluted	$2.52	$0.62	$0.52	$2.76 to $2.81
Impact of special charges	0.18	0.01	0.07	0.04
Adjusted earnings per share – diluted	$2.70	$0.63	$0.59	$2.80 to $2.85

(1)	Operating income margin, impact of special charges, and adjusted operating income margin are calculated as operating income, impact of special charges, and adjusted operating income as a percentage of net sales for each period presented.

(2)	Income tax rate is calculated as income tax expense as a percentage of income from consolidated operations before income taxes. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $198.5 million and $187.3 million for the three months ended February 29, 2024, and February 28, 2023 respectively. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $859.9 million for the year ended November 30, 2023.

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

Rates of constant currency growth (decline) follow:

	Three months ended February 29, 2024
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	0.1%	—%	0.1%
EMEA	13.3%	5.1%	8.2%
APAC	(7.4)%	(2.0)%	(5.4)%
Total Consumer segment	1.3%	0.6%	0.7%
Flavor Solutions segment:
Americas	4.7%	1.3%	3.4%
EMEA	1.8%	3.2%	(1.4)%
APAC	1.5%	(3.0)%	4.5%
Total Flavor Solutions segment	3.8%	1.3%	2.5%
Total net sales	2.4%	0.9%	1.5%

Adjusted operating income:
Consumer segment	1.7%	0.3%	1.4%
Flavor Solutions segment	15.0%	1.3%	13.7%
Total adjusted operating income	4.8%	0.5%	4.3%

To present constant currency information for the fiscal year 2024 projection, projected sales and adjusted operating income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the company’s budgeted exchange rates for 2024 and are compared to the 2023 results, translated into U.S. dollars using the same 2024 budgeted exchange rates, rather than at the average actual exchange rates in effect during fiscal year 2023.

Projections for the Year Ending November 30, 2024
Percentage change in net sales	(2)% to 0%
Impact of unfavorable foreign currency exchange	1%
Percentage change in net sales in constant currency	(1)% to 1%

Percentage change in adjusted operating income	3% to 5%
Impact of unfavorable foreign currency exchange	1%
Percentage change in adjusted operating income in constant currency	4% to 6%

LIQUIDITY AND FINANCIAL CONDITION

	Three months ended
	February 29, 2024	February 28, 2023

Net cash provided by operating activities	$138.4	$103.4
Net cash used in investing activities	(61.8)	(61.5)
Net cash used in financing activities	(67.7)	(44.7)
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
Our cash flows from operations enable us to fund operating projects and investments that are designed to meet our growth objectives, service our debt, fund or increase our quarterly dividends, fund capital projects and other investments, and make share repurchases when appropriate. Due to the cyclical nature of a portion of our business, our cash flow from operations has historically been the strongest during the fourth quarter of our fiscal year. Due to the timing of the interest payments on our long-term debt, interest payments are higher in the first and third quarter of our fiscal year.
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
Operating Cash Flow — Net cash provided by operating activities of $138.4 million for the three months ended February 29, 2024, increased $35.0 million from the same period of 2023. This increase was primarily driven by an increase in net income, as well as the improvement in cash provided by accounts payable. This was partially offset by the higher amount of certain employee benefits accrued as of the prior year-end and paid in the subsequent fiscal year.
Investing Cash Flow — Cash used in investing activities of $61.8 million for the three months ended February 29, 2024 increased by $0.3 million as compared to $61.5 million for the corresponding period in 2023. Capital expenditures increased from the 2023 level of $61.5 million to $62.0 million. We expect 2024 capital expenditures to approximate $290 million.
Financing Cash Flow — Financing activities used cash of $67.7 million for the first three months of 2024 and increased $23.0 million as compared to $44.7 million for the corresponding period in 2023. The increase is a result of changes in our net borrowings, share issuance activity associated with the exercise of stock options, share repurchase activity, and dividends, all as described below.
The following table outlines our net borrowing activities:

	Three months ended
	February 29, 2024	February 28, 2023

Net increase in short-term borrowings	$57.3	$67.9
Repayments of long-term debt	(14.1)	(3.6)
Net cash provided by borrowing activities	$43.2	$64.3
The following table outlines the activity in our share repurchase program for the three months ended February 29, 2024 and February 28, 2023:

	2024	2023
Number of shares of common stock repurchased (in thousands)	4	44
Dollar amount (in millions)	$0.3	$3.5
As of February 29, 2024, $501 million remained of the $600 million share repurchase program that was authorized by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the three months ended February 29, 2024, we received proceeds of $4.4 million from exercised stock options as compared to $5.2 million received in the corresponding 2023 period. We repurchased $4.9 million and $6.1 million of common stock during the three months ended February 29, 2024 and February 28, 2023, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.

We increased dividends paid to $112.7 million, or a per share quarterly dividend of $0.42, in the first three months of 2024 from $104.6 million, or a per share quarterly dividend of $0.39, of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
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
At February 29, 2024 and February 28, 2023, we temporarily used $539.3 million and $150.1 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are typically lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 29, 2024 and February 28, 2023 were $828.9 million and $1,460.0 million, respectively. Total average debt outstanding for the three months ended February 29, 2024 and February 28, 2023 was $4,883.9 million and $5,265.0 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 29, 2024, the exchange rate for the Mexican peso was higher than the U.S. dollar at November 30, 2023. At February 29, 2024, the exchange rate for the Euro, British pound sterling, Canadian dollar, Chinese renminbi, Polish zloty, South African rand, and Australian dollar were lower than the U.S. dollar at November 30, 2023.
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

Material Cash Requirements

We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. Our primary obligations include principal and interest payments on our outstanding short-term borrowings and long-term debt. In the next year, our most significant debt service obligation is the maturity of our $700.0 million, 3.15% notes due in August 2024. Also in June 2024, our $500 million, 364-day revolving credit facility matures. Our other cash requirements include raw material purchases, lease payments, income taxes, anticipated quarterly dividends, and pension and postretirement benefits, as well as other contractual obligations.
These obligations impact our liquidity and capital resource needs. To meet those cash requirements, we intend to use our existing cash, cash equivalents and internally generated funds, to borrow under our existing credit facilities or under other short-

term borrowing facilities and depending on market conditions and upon the significance of the cost of a particular debt maturity to our then-available sources of funds, to obtain additional short- and long-term financing. We believe that cash provided from these sources will be adequate to meet our future cash requirements.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements are issued periodically that affect our current and future operations. See note 1 of notes to the accompanying condensed consolidated financial statements for further details of these impacts.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
In preparing the financial statements, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets and prepaid allowances. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
There have been no changes in our critical accounting estimates and assumptions included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.
FORWARD-LOOKING INFORMATION
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, special charges, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan” and similar expressions. These statements may relate to: general economic and industry conditions, including consumer spending rates, interest rates, and availability of capital; expectations regarding sales growth potential in various geographies and markets, including the impact from brand marketing support, product innovation, and customer, channel, category, heat platform and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected impact of pricing actions on the Company's results of operations and gross margins; the impact of price elasticity on our sales volume and mix; the expected impact of the inflationary cost environment on our business; the expected impact of factors affecting our supply chain, including the availability and prices of commodities and other supply chain resources including raw materials, packaging, labor energy, and transportation; the expected impact of productivity improvements, and cost savings, including those associated with our CCI and GOE programs and Global Business Services operating model initiative; the ability to identify, attract, hire, retain and develop qualified personnel and develop the next generation of leaders; the impact of the ongoing conflicts between Russia and Ukraine, Israel and Hamas, and in the Red Sea, including the potential for broader economic disruption; expected working capital improvements; the expected timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt, working capital needs, planned capital expenditures, quarterly dividends and our ability to obtain additional short- and long-term financing or issue additional debt securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the company's ability to drive revenue growth; the company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the company's reputation or brand name; loss of brand relevance; increased private label use; the company's ability to drive productivity improvements, including those related to our CCI program and streamlining actions, including our GOE program; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crises; issues affecting the company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; the impact of the ongoing conflicts between Russia and

Ukraine, Israel and Hamas, and in the Red Sea, including the potential for broader economic disruption; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of our amount of outstanding indebtedness and related level of debt service as well as the effects that such debt service may have on the company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the company's information technology systems, including the threat of data breaches and cyber-attacks; the company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, and volatility in our effective tax rate; climate change; Environmental, Social and Governance (ESG) matters; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described in the company's filings with the Securities and Exchange Commission.
Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2023. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2023 fiscal year end.
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

ITEM 1.ARISK FACTORS

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2023.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2024.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2023 to December 31, 2023	CS – 0	$—	—	$501	million
	CSNV – 0	$—	—
January 1, 2024 to January 31, 2024	CS – 1,834	$68.69	1,834	$501	million
	CSNV – 0	$—	—
February 1, 2024 to February 29, 2024	CS – 1,000	$65.68	1,000	$501	million
	CSNV – 1,000	$67.88	1,000
Total	CS – 2,834	$67.63	2,834	$501	million
	CSNV – 1,000	$67.88	1,000
As of February 29, 2024, $501 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the first quarter of 2024, we issued 353,728 shares of CSNV in exchange for shares of CS and issued 6,976 shares of CS in exchange for shares of CSNV.
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
(97) McCormick Clawback Policy, incorporated by reference from Exhibit 97 of McCormick's Form 10-K for the fiscal year ended November 30, 2023, File No. 1-14920, as filed with the Securities and Exchange Commission on January 25, 2024.

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 29, 2024, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 29, 2024, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

March 26, 2024	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

March 26, 2024	By:	/s/ Gregory P. Repas
Gregory P. Repas
Vice President & Controller
Principal Accounting Officer