Form 10-Q
period 2024-05-31
MCCORMICK & CO INC
filed 2024-06-27
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2024
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2024
Common Stock	16,614,663
Common Stock Non-Voting	252,015,474

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Net sales	$1,643.2	$1,659.2	$3,245.9	$3,224.7
Cost of goods sold	1,023.6	1,043.7	2,027.0	2,046.3
Gross profit	619.6	615.5	1,218.9	1,178.4
Selling, general and administrative expense	383.7	380.5	745.3	716.6
Special charges	1.8	13.2	6.0	41.0
Operating income	234.1	221.8	467.6	420.8
Interest expense	52.9	52.2	103.2	102.8
Other income, net	12.4	12.5	23.5	23.6
Income from consolidated operations before income taxes	193.6	182.1	387.9	341.6
Income tax expense	26.2	40.3	75.8	74.7
Net income from consolidated operations	167.4	141.8	312.1	266.9
Income from unconsolidated operations	16.8	10.3	38.1	24.3
Net income	$184.2	$152.1	$350.2	$291.2
Earnings per share – basic	$0.69	$0.57	$1.30	$1.09
Earnings per share – diluted	$0.68	$0.56	$1.30	$1.08
Average shares outstanding – basic	268.6	268.4	268.5	268.3
Average shares outstanding – diluted	269.7	269.8	269.7	269.8
Cash dividends paid per share – voting and non-voting	$0.42	$0.39	$0.84	$0.78
Cash dividends declared per share – voting and non-voting	$0.42	$0.39	$0.42	$0.39
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Net income	$184.2	$152.1	$350.2	$291.2
Net income attributable to non-controlling interest	1.8	2.0	3.9	2.8
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	(1.0)	(0.9)	(1.2)	(1.9)
Currency translation adjustments	6.6	10.0	4.6	57.0
Change in derivative financial instruments	(0.5)	(8.4)	(3.8)	(13.8)
Tax benefit	1.1	5.2	1.5	6.2
Total other comprehensive income (loss), net of tax	6.2	5.9	1.1	47.5
Comprehensive income	$192.2	$160.0	$355.2	$341.5
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	May 31, 2024	November 30, 2023
	(unaudited)
ASSETS
Cash and cash equivalents	$166.3	$166.6
Trade accounts receivable, net of allowances	598.5	587.5
Inventories, net
Finished products	618.4	570.0
Raw materials and work-in-process	539.8	556.5
	1,158.2	1,126.5
Prepaid expenses and other current assets	146.4	121.0
Total current assets	2,069.4	2,001.6
Property, plant and equipment, net	1,366.1	1,324.7
Goodwill	5,257.2	5,260.1
Intangible assets, net	3,338.9	3,356.7
Other long-term assets	956.0	919.2
Total assets	$12,987.6	$12,862.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$352.4	$272.2
Current portion of long-term debt	786.6	799.3
Trade accounts payable	1,210.3	1,119.3
Other accrued liabilities	635.0	908.1
Total current liabilities	2,984.3	3,098.9
Long-term debt	3,325.8	3,339.9
Deferred taxes	851.0	861.2
Other long-term liabilities	472.3	478.8
Total liabilities	7,633.4	7,778.8
Shareholders’ equity
Common stock	601.9	597.1
Common stock non-voting	1,632.8	1,602.5
Retained earnings	3,480.3	3,249.7
Accumulated other comprehensive loss	(387.6)	(388.6)
Total McCormick shareholders' equity	5,327.4	5,060.7
Non-controlling interests	26.8	22.8
Total shareholders’ equity	5,354.2	5,083.5
Total liabilities and shareholders’ equity	$12,987.6	$12,862.3
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Six months ended May 31,
	2024	2023
Operating activities
Net income	$350.2	$291.2
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	102.9	96.6
Stock-based compensation	31.1	38.5
Deferred income tax expense (benefit)	(27.8)	(1.2)
Income from unconsolidated operations	(38.1)	(24.3)
Changes in operating assets and liabilities
Trade accounts receivable	(13.6)	26.5
Inventories	(28.9)	71.7
Trade accounts payable	90.7	(81.9)
Other assets and liabilities	(209.2)	(58.2)
Dividends from unconsolidated affiliates	44.2	35.3
Net cash flow provided by operating activities	301.5	394.2
Investing activities
Capital expenditures (including software)	(130.3)	(118.6)
Other investing activities	0.2	2.5
Net cash flow used in investing activities	(130.1)	(116.1)
Financing activities
Short-term borrowings, net	80.3	(776.8)
Long-term debt borrowings	—	496.4
Payment of debt issuance costs	—	(1.1)
Long-term debt repayments	(28.0)	(9.1)
Proceeds from exercised stock options	10.4	11.1
Taxes withheld and paid on employee stock awards	(8.9)	(10.8)
Common stock acquired by purchase	(4.5)	(18.6)
Dividends paid	(225.5)	(209.2)
Other financing activities	4.0	—
Net cash flow used in financing activities	(172.2)	(518.1)
Effect of exchange rate changes on cash and cash equivalents	0.5	33.4
Increase (decrease) in cash and cash equivalents	(0.3)	(206.6)
Cash and cash equivalents at beginning of period	166.6	334.0
Cash and cash equivalents at end of period	$166.3	$127.4
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Three months ended May 31, 2024
Balance, February 29, 2024	16.6	251.7	$2,213.4	$3,412.8	$(393.7)	$24.9	$5,257.4
Net income			—	184.2	—	—	184.2
Net income attributable to non-controlling interest			—	—	—	1.8	1.8
Other comprehensive income, net of tax			—	—	6.1	0.1	6.2
Dividends			—	(112.7)	—	—	(112.7)
Stock-based compensation			19.4	—	—	—	19.4
Shares purchased and retired	(0.1)	—	(4.1)	(4.0)	—	—	(8.1)
Shares issued	0.3	—	6.0	—	—	—	6.0
Equal exchange	(0.2)	0.2	—	—	—	—	—
Balance, May 31, 2024	16.6	251.9	$2,234.7	$3,480.3	$(387.6)	$26.8	$5,354.2

Six months ended May 31, 2024
Balance, November 30, 2023	16.8	251.3	$2,199.6	$3,249.7	$(388.6)	$22.8	$5,083.5
Net income			—	350.2	—	—	350.2
Net income attributable to non-controlling interest			—	—	—	3.9	3.9
Other comprehensive income, net of tax			—	—	1.0	0.1	1.1
Dividends			—	(112.7)	—	—	(112.7)
Stock-based compensation			31.1	—	—	—	31.1
Shares purchased and retired	(0.2)	—	(7.4)	(6.9)	—	—	(14.3)
Shares issued	0.6	—	11.4	—	—	—	11.4
Equal exchange	(0.6)	0.6	—	—	—	—	—
Balance, May 31, 2024	16.6	251.9	$2,234.7	$3,480.3	$(387.6)	$26.8	$5,354.2

Three months ended May 31, 2023
Balance, February 28, 2023	17.4	250.8	$2,152.1	$3,155.1	$(437.1)	$17.6	$4,887.7
Net income			—	152.1	—	—	152.1
Net income attributable to non-controlling interest			—	—	—	2.0	2.0
Other comprehensive income, net of tax			—	—	5.6	0.3	5.9
Dividends			—	(104.6)	—	—	(104.6)
Stock-based compensation			26.7	—	—	—	26.7
Shares purchased and retired	(0.3)	—	(7.9)	(11.2)	—	—	(19.1)
Shares issued	0.3	—	6.2	—	—	—	6.2
Equal exchange	(0.2)	0.2	—	—	—	—	—
Balance, May 31, 2023	17.2	251.0	$2,177.1	$3,191.4	$(431.5)	$19.9	$4,956.9

Six months ended May 31, 2023
Balance, November 30, 2022	17.4	250.6	$2,138.6	$3,022.5	$(480.6)	$18.7	$4,699.2
Net income			—	291.2	—	—	291.2
Net income attributable to non-controlling interest			—	—	—	2.8	2.8
Other comprehensive income (loss), net of tax			—	—	49.1	(1.6)	47.5
Dividends			—	(104.6)	—	—	(104.6)
Stock-based compensation			38.5	—	—	—	38.5
Shares purchased and retired	(0.4)	—	(12.7)	(17.7)	—	—	(30.4)
Shares issued	0.6	—	12.7	—	—	—	12.7
Equal exchange	(0.4)	0.4	—	—	—	—	—
Balance, May 31, 2023	17.2	251.0	$2,177.1	$3,191.4	$(431.5)	$19.9	$4,956.9
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
The results of consolidated operations for the six-month period ended May 31, 2024 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half of the fiscal year. The historical increase in net sales, net income and cash flow from operations in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled Trade accounts payable in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of May 31, 2024 and November 30, 2023, the amounts due to suppliers participating in the SCF and included in trade accounts payable were approximately $360.4 million and $300.5 million, respectively.
Accounting Pronouncement Partially Adopted
In September 2022, the FASB issued ASU No. 2022-04: Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations, that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a roll-forward of those obligations. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. We adopted the new standard's requirements to disclose the key terms of the programs and information about obligations outstanding as of November 30, 2023. The standard’s requirement to disclose a roll-forward of obligations outstanding will be effective for our fiscal year ending November 30, 2025. The partial adoption of this standard did not have a material impact on our consolidated financial statements, nor do we expect the adoption of the future disclosure requirements to have a material impact on our consolidated financial statements.
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
We continue to evaluate changes to our organizational structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
The following is a summary of special charges recognized in the three and six months ended May 31, 2024 and 2023
(in millions):

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Employee severance and related benefits	$1.0	$7.0	$3.1	$31.8
Other costs
Cash	0.8	5.8	2.9	8.0
Non-Cash	—	0.4	—	1.2
Total special charges	$1.8	$13.2	6.0	41.0

During the three months ended May 31, 2024, we recorded $1.8 million of special charges, consisting principally of $1.8 million associated with our Global Operating Effectiveness (GOE) program, as more fully described below.
During the six months ended May 31, 2024, we recorded $6.0 million of special charges, consisting principally of $4.6 million associated with our GOE program, as more fully described below, and $1.4 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA), as more fully described below.
During the three months ended May 31, 2023, we recorded $13.2 million of special charges, consisting principally of $8.6 million associated with our GOE program, as more fully described below, $1.3 million associated with the transition of a manufacturing facility in EMEA, as more fully described below, and streamlining actions of $3.2 million in the Americas region.
During the six months ended May 31, 2023, we recorded $41.0 million of special charges, consisting principally of $33.4 million associated with our GOE program, as more fully described below, $2.2 million associated with the transition of a manufacturing facility in EMEA, as more fully described below, and streamlining actions of $4.5 million in the Americas region and $0.9 million in the EMEA region.
In 2022, our Management Committee approved the GOE program, which is expected to eliminate costs associated with our supply chain operations, as well as across the remainder of the organization. The GOE program included a voluntary retirement plan, which included enhanced separation benefits to certain U.S. employees aged 55 years or older with at least ten years of service to the company. This voluntary retirement plan commenced in November 2022, and participants were required to submit their notifications by December 30, 2022. The GOE program also includes other employee separation actions as other related costs within the program. The total costs incurred under the GOE program were approximately $48 million as of November 30, 2023. Special charges recognized during the three months ended May 31, 2024, under our GOE program included $1.8 million in severance and related benefits costs. Special charges recognized during the six months ended May 31, 2024, under our GOE program included $3.9 million in severance and related benefits costs and $0.7 million of third-party expenses and other costs. Special charges recognized during the three months ended May 31, 2023, under our GOE program included $7.0 million in severance and related benefits costs and $1.6 million of third-party expenses and other costs. Special charges recognized during the six months ended May 31, 2023, under our GOE program included $11.5 million in severance and related benefits costs and $2.2 million of third-party expenses and other costs.

In 2022, our Management Committee approved an initiative to consolidate our manufacturing operations in the United Kingdom into a net-zero carbon condiments manufacturing and distribution center facility with state-of-the-art technology. We expect to execute these changes to our supply chain operations and improve profitability, from a combination of lower headcount and non-headcount costs, by consolidating our operations into a scalable platform while expanding our capacity. We expect the cost of the initiative to approximate $40 million—to be recognized as special charges in our consolidated income statement through 2024. Of that $40 million, we expect the costs to include employee severance and related benefits, non-cash accelerated depreciation, equipment relocation costs, decommissioning and other property related lease exit costs, all directly related to the initiative. The total costs incurred under this program were approximately $36 million as of November 30, 2023. During the three months ended May 31, 2024, we recognized a reversal of $0.8 million associated with severance and related benefits costs and $0.8 million in third-party expenses and other costs. During the six months ended May 31, 2024, we recognized a reversal of $0.8 million associated with severance and related benefits costs and $2.2 million in third-party expenses and other costs. During the three months ended May 31, 2023, we recognized $0.4 million in accelerated depreciation and $0.9 million in third-party expenses and other costs. During the six months ended May 31, 2023, we recognized $0.8 million in accelerated depreciation and $1.4 million in third-party expenses and other costs.
As of May 31, 2024, accruals associated with special charges of $13.8 million are included in other accrued liabilities in our consolidated balance sheet.
The following is a breakdown by business segment of special charges for the three and six months ended May 31, 2024 and 2023 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Consumer segment	$1.5	$8.4	$3.3	$27.4
Flavor solutions segment	0.3	4.8	2.7	13.6
Total special charges	$1.8	$13.2	$6.0	$41.0

3.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS
As of May 31, 2024, we maintained a 364-day $500 million revolving credit facility, which was entered into in June 2023 and expired in June 2024. We continue to maintain a committed five-year $1.5 billion revolving credit facility which will expire in June 2026.
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
The following is a summary of the notional amounts of outstanding foreign currency exchange contracts as of May 31, 2024 and November 30, 2023 (in millions):

	May 31, 2024	November 30, 2023
Fair value hedges	$824.9	$765.4
Cash flow hedge	114.7	235.0
Total	$939.6	$1,000.4
All of these contracts were designated as hedges of foreign currency denominated assets or liabilities or hedges of anticipated purchases denominated in a foreign currency. Hedge ineffectiveness was not material. All foreign currency exchange contracts outstanding at May 31, 2024 have durations of less than 18 months, including $233.1 million of notional contracts that have an initial duration of less than one month and are used to hedge short-term cash flow funding.

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
We also utilize cross currency interest rate swap contracts that are designated as net investment hedges. Gains or losses on net investment hedges, exclusive of interest accruals, are included in foreign currency translation adjustments in accumulated other comprehensive loss. We exclude the interest accruals on cross-currency interest rate swap contracts from the assessment and measurement of hedge effectiveness. We recognize the interest accruals on cross-currency interest rate swap contracts within interest expense.
Interest rate risk. We finance a portion of our operations with both fixed and variable rate debt instruments, principally commercial paper, notes and bank loans. We utilize interest rate derivative contracts, including interest rate swap agreements, to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.
The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
As of May 31, 2024
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other accrued liabilities / Other long-term liabilities	$600.0	$53.8
Foreign exchange contracts	Other current assets	260.5	2.4	Other accrued liabilities	679.1	9.0
Cross currency contracts	Other current assets / Other long-term assets	722.1	27.1	Other long-term liabilities	237.8	5.0
Total			$29.5			$67.8
As of November 30, 2023
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other accrued liabilities / Other long-term liabilities	$600.0	$52.8
Foreign exchange contracts	Other current assets	161.3	2.5	Other accrued liabilities	839.1	16.0
Cross currency contracts	Other current assets / Other long-term assets	719.6	24.6	Other long-term liabilities	238.9	7.5
Total			$27.1			$76.3

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive loss (AOCI) and our consolidated income statement for the three and six months ended May 31, 2024 and 2023 (in millions):

Fair Value Hedges

Derivative	Income statement location	(Expense) income
		Three months ended May 31, 2024	Three months ended May 31, 2023	Six months ended May 31, 2024	Six months ended May 31, 2023
Interest rate contracts	Interest expense	$(5.1)	$(4.0)	$(10.2)	$(7.7)

	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2024	2023	Hedged item		2024	2023
Three months ended May 31,
Foreign exchange contracts	Other income, net	$(3.8)	$(6.5)	Intercompany loans	Other income, net	$2.5	$7.2
Six months ended May 31,
Foreign exchange contracts	Other income, net	$(6.7)	$(5.7)	Intercompany loans	Other income, net	$3.9	$7.1
The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three and six months ended May 31, 2024 and 2023.

Cash Flow Hedges
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
	2024	2023		2024	2023
Three months ended May 31,
Interest rate contracts	$—	$(2.6)	Interest expense	$(0.1)	$0.1
Foreign exchange contracts	(0.1)	(1.3)	Cost of goods sold	0.2	(0.1)
Total	$(0.1)	$(3.9)		$0.1	$—
Six months ended May 31,
Interest rate contracts	$—	$(2.6)	Interest expense	$(0.3)	$0.2
Foreign exchange contracts	(0.3)	(2.4)	Cost of goods sold	1.5	(1.3)
Total	$(0.3)	$(5.0)		$1.2	$(1.1)

As of May 31, 2024, the net amount of accumulated other comprehensive loss associated with all cash flow and settled interest rate cash flow hedge derivatives expected to be reclassified in the next 12 months is $0.5 million as a decrease to earnings.

Net Investment Hedges
Derivative	Gain (loss) recognized in OCI		Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
	2024	2023		2024	2023
Three months ended May 31,
Cross currency contracts	$(0.9)	$(3.8)	Interest expense	$2.4	$2.9
Six months ended May 31,
Cross currency contracts	$5.0	$(9.6)	Interest expense	$4.6	$6.2
For all net investment hedges, no amounts have been reclassified out of accumulated other comprehensive loss. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.
Since the third quarter of 2023, we have maintained a nonrecourse accounts receivable sale program whereby certain eligible U.S. receivables are sold to a third-party financial institution in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institution. We account for the transfer of receivables as a sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. The outstanding amount of receivables sold under this program were $22.5 million as of May 31, 2024. As collecting agent on the sold receivables, we had $5.5 million of cash collected that was not yet remitted to the third-party financial institution as of May 31, 2024. The incremental costs of selling receivables under this arrangement were insignificant for the three months and six months ended May 31, 2024.
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

At May 31, 2024 and November 30, 2023, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		May 31, 2024
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$166.3	$166.3	$—
Insurance contracts	118.9	—	118.9
Bonds and other long-term investments	0.3	0.3	—
Foreign currency derivatives	2.4	—	2.4
Cross currency contracts	27.1	—	27.1
Total	$315.0	$166.6	$148.4
Liabilities
Foreign currency derivatives	$9.0	$—	$9.0
Interest rate derivatives	53.8	—	53.8
Cross currency contracts	5.0	—	5.0
Total	$67.8	$—	$67.8

		November 30, 2023
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$166.6	$166.6	$—
Insurance contracts	114.7	—	114.7
Bonds and other long-term investments	0.3	0.3	—
Foreign currency derivatives	2.5	—	2.5
Cross currency contracts	24.6	—	24.6
Total	$308.7	$166.9	$141.8
Liabilities
Foreign currency derivatives	$16.0	$—	$16.0
Interest rate derivatives	52.8	—	52.8
Cross currency contracts	7.5	—	7.5
Total	$76.3	$—	$76.3
At May 31, 2024 and November 30, 2023, the carrying amounts of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bond and other long-term investments were equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.
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

The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	May 31, 2024	November 30, 2023
Carrying amount	$4,112.4	$4,139.2

Level 1 valuation techniques	$3,727.6	$3,682.0
Level 2 valuation techniques	130.6	159.0
Total fair value	$3,858.2	$3,841.0
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
The following table presents the components of our pension (income) and other postretirement benefits expense for the three months ended May 31, 2024 and 2023 (in millions):

	United States pension		International pension		Other postretirement benefits
	2024	2023	2024	2023	2024	2023
Service cost	$0.4	$0.5	$0.2	$0.1	$0.2	$0.3
Interest costs	9.3	9.1	2.6	2.3	0.6	0.6
Expected return on plan assets	(9.9)	(10.6)	(4.0)	(3.7)	—	—
Amortization of prior service costs	0.1	0.1	—	0.1	(0.1)	(0.1)
Amortization of net actuarial losses (gains)	(0.1)	—	(0.1)	(0.1)	(0.7)	(0.5)
Total (income) expense	$(0.2)	$(0.9)	$(1.3)	$(1.3)	$—	$0.3
The following table presents the components of our pension (income) and other postretirement benefits expense for the six months ended May 31, 2024 and 2023 (in millions):

	United States pension		International pension		Other postretirement benefits
	2024	2023	2024	2023	2024	2023
Service cost	$0.8	$1.0	$0.3	$0.3	$0.4	$0.6
Interest costs	18.6	18.1	5.3	4.8	1.2	1.2
Expected return on plan assets	(19.8)	(21.2)	(8.0)	(7.4)	—	—
Amortization of prior service costs	0.2	0.2	—	0.1	(0.2)	(0.2)
Amortization of net actuarial losses (gains)	(0.2)	0.1	(0.1)	(0.1)	(1.3)	(1.0)
Total (income) expense	$(0.4)	$(1.8)	$(2.5)	$(2.3)	$0.1	$0.6
During the six months ended May 31, 2024 and 2023, we contributed $3.5 million and $3.6 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2023 were $9.2 million.
All of the amounts in the tables above for pension (income) and other postretirement benefits expense, other than service cost, were included in other income, net within our consolidated income statements. The net aggregate amount of pension and other postretirement benefits income, excluding service cost components, was $(2.3) million and $(2.8) million for the three months ended May 31, 2024 and 2023, respectively. For the six months ended May 31, 2024 and 2023, the net aggregate amount of pension and other postretirement benefits income, excluding service cost components was $(4.3) million and $(5.4) million, respectively.

6.    STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units (RSUs), stock options, company stock awarded as part of our long-term performance plan (LTPP) and price-vested stock options. The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Stock-based compensation expense	$19.4	$26.7	$31.1	$38.5

Our 2024 annual grant of stock options and RSUs occurred in the second quarter, similar to the 2023 annual grant. Additionally, during the first quarter, approximately 380,000 stock option shares were granted.
The weighted-average grant-date fair value of each stock option granted in 2024 was $17.63 and in 2023 was $19.35, each as calculated under a lattice pricing model. Substantially all of the stock options and RSUs granted in 2024 and 2023 vest ratably over a three-year period or, if earlier, upon the retirement eligibility date of the holder. The fair values of stock option grants in the stated periods were computed using the following assumptions for our various stock compensation plans:

	2024	2023
Risk-free interest rates	4.1% - 5.5%	3.5% - 4.9%
Dividend yield	2.3%	1.9%
Expected volatility	22.8%	21.8%
Expected lives (in years)	7.1	7.3

The following is a summary of our stock option activity for the six months ended May 31, 2024 and 2023:

	2024		2023
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	5.3	$70.43	4.8	$67.08
Granted	1.2	72.88	0.9	81.79
Exercised	(0.2)	39.60	(0.2)	46.90
Forfeited	(0.1)	84.84	—	—
Outstanding at end of the period	6.2	$71.94	5.5	$70.12
Exercisable at end of the period	4.5	$69.43	4.0	$63.77
As of May 31, 2024, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $43.0 million and for options currently exercisable was $41.4 million. The total intrinsic value of all options exercised during the six months ended May 31, 2024 and 2023 was $7.4 million and $7.4 million, respectively.
The following is a summary of our RSU activity for the six months ended May 31, 2024 and 2023:

	2024		2023
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	494	$76.94	480	$77.62
Granted	262	72.90	243	78.29
Vested	(192)	84.69	(222)	78.12
Forfeited	(15)	82.26	(13)	86.69
Outstanding at end of period	549	$72.15	488	$77.51

The following is a summary of our price-vested stock options activity for the six months ended May 31, 2024 and 2023:

	2024		2023
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	2,055	$9.40	2,107	$9.40
Forfeited	—	—	(50)	9.40
Outstanding at end of period	2,055	$9.40	2,057	$9.40
The following is a summary of our LTPP activity for the six months ended May 31, 2024 and 2023:

	2024		2023
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	474	$94.34	451	$106.32
Granted	192	66.49	167	89.00
Vested	(181)	98.30	(176)	86.14
Forfeited	(12)	83.08	(16)	93.53
Outstanding at end of period	473	$81.55	426	$93.67

7.    INCOME TAXES
Income tax expense for the three months ended May 31, 2024 included $20.2 million of net discrete tax benefits consisting principally of the following: (i) $19.4 million of tax benefits associated with the recognition of a deferred tax asset related to an international legal entity reorganization, (ii) $1.3 million of tax benefit from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction, (iii) $0.3 million of excess tax benefits associated with stock-based compensation, and (iv) $0.8 million of tax expense resulting from a state tax matter.
Income tax expense for the six months ended May 31, 2024 included $18.6 million of net discrete tax benefits consisting principally of the following: (i) $19.4 million of tax benefits associated with the recognition of a deferred tax asset related to an international legal entity reorganization, (ii) $1.3 million of tax benefit from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction, (iii) $1.9 million of tax expense resulting from state tax matters, and (iv) $0.2 million of tax expense associated with stock-based compensation.
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
Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the six months ended May 31, 2024.
As of May 31, 2024, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

8.    CAPITAL STOCK AND EARNINGS PER SHARE
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Average shares outstanding – basic	268.6	268.4	268.5	268.3
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.1	1.4	1.2	1.5
Average shares outstanding – diluted	269.7	269.8	269.7	269.8
The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Anti-dilutive securities	3.6	1.9	3.2	2.0
The following table sets forth common stock activity (in millions):

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
Shares issued under stock options, RSUs, LTPP and employee stock purchase plans	0.3	0.3	0.6	0.6
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, and LTPP	0.1	0.3	0.2	0.4
As of May 31, 2024, $497.0 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive loss, net of tax, where applicable (in millions):

	May 31, 2024	November 30, 2023
Foreign currency translation adjustment (1)	$(300.7)	$(305.7)
Unrealized gain (loss) on foreign currency exchange contracts	(2.3)	0.8
Unamortized value of settled interest rate swaps	(2.5)	(2.7)
Pension and other postretirement costs	(82.1)	(81.0)
Accumulated other comprehensive loss	$(387.6)	$(388.6)
(1)During the six months ended May 31, 2024, the foreign currency translation adjustment of accumulated other comprehensive loss decreased on a net basis by $5.0 million, inclusive of $5.0 million of unrealized gains associated with net investment hedges. These net investment hedges are more fully described in note 3.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended		Six months ended		Affected Line Items in the Condensed Consolidated Income Statement
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$0.1	$(0.2)	$0.3	$(0.3)	Interest expense
Foreign exchange contracts	(0.2)	(0.1)	(1.5)	(1.3)	Cost of goods sold
Total before tax	(0.1)	(0.3)	(1.2)	(1.6)
Tax effect	—	0.1	0.3	0.4	Income tax expense
Net, after tax	$(0.1)	$(0.2)	$(0.9)	$(1.2)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$—	$0.1	$—	$0.1	Other income, net
Amortization of net actuarial (gains)(1)	$(0.9)	$(0.6)	(1.6)	(1.0)	Other income, net
Total before tax	(0.9)	(0.5)	(1.6)	(0.9)
Tax effect	0.2	0.1	0.4	0.2	Income tax expense
Net, after tax	$(0.7)	$(0.4)	$(1.2)	$(0.7)
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended May 31, 2024
Net sales	$904.5	$738.7	$1,643.2
Operating income excluding special charges	149.3	86.6	235.9
Income from unconsolidated operations	16.1	0.7	16.8

Three months ended May 31, 2023
Net sales	$912.1	$747.1	$1,659.2
Operating income excluding special charges	153.6	81.4	235.0
Income from unconsolidated operations	10.8	(0.5)	10.3

Six months ended May 31, 2024
Net sales	$1,826.0	$1,419.9	$3,245.9
Operating income excluding special charges	325.6	148.0	473.6
Income from unconsolidated operations	37.6	0.5	38.1

Six months ended May 31, 2023
Net sales	$1,821.6	$1,403.1	$3,224.7
Operating income excluding special charges	327.0	134.8	461.8
Income from unconsolidated operations	24.6	(0.3)	24.3

A reconciliation of operating income excluding special charges to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended May 31, 2024
Operating income excluding special charges	$149.3	$86.6	$235.9
Less: Special charges	1.5	0.3	1.8
Operating income	$147.8	$86.3	$234.1

Three months ended May 31, 2023
Operating income excluding special charges	$153.6	$81.4	$235.0
Less: Special charges	8.4	4.8	13.2
Operating income	$145.2	$76.6	$221.8

Six months ended May 31, 2024
Operating income excluding special charges	$325.6	$148.0	$473.6
Less: Special charges	3.3	2.7	6.0
Operating income	$322.3	$145.3	$467.6

Six months ended May 31, 2023
Operating income excluding special charges	$327.0	$134.8	$461.8
Less: Special charges	27.4	13.6	41.0
Operating income	$299.6	$121.2	$420.8
Total segment operating income as disclosed in the preceding table represents our consolidated operating income. The reconciliation of that operating income to income from consolidated operations before income taxes, which includes interest expense and other income, net is presented on the consolidated income statement.
The following table sets forth our net sales, by geographic area, for the six months ended May 31, 2024 and May 31, 2023 (in millions):

	Americas	EMEA	APAC	Total

Three months ended May 31, 2024	$1,166.4	$307.3	$169.5	$1,643.2
Three months ended May 31, 2023	1,177.9	310.6	170.7	1,659.2

Six months ended May 31, 2024	2,283.5	614.0	348.4	3,245.9
Six months ended May 31, 2023	2,272.5	594.6	357.6	3,224.7

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
Executive Summary
In the second quarter of 2024, our sales declined by 1.0% from the second quarter 2023 level, including impact from the following factors:
•Volume and product mix unfavorably impacted our net sales growth by 0.7%, exclusive of divestitures. The flavor solutions segment experienced unfavorable volume and product mix of 1.8% and the consumer segment experienced favorable volume and product mix of 0.3%.
•Divestitures negatively impacted our net sales by 0.3%.
•Net sales in our flavor solutions segment were positively impacted by fluctuations in currency rates which were offset by the negative impact of fluctuations in currency rates for our consumer segment.
Operating income was $234.1 million in the second quarter of 2024 and $221.8 million in the comparable 2023 period, an increase of 5.5%. We recorded $1.8 million and $13.2 million of special charges in the second quarter of 2024 and 2023, respectively, related to organization and streamlining actions. In the second quarter of 2024, the effects of a 60 basis points improvement in our gross profit margin, primarily associated with the effects of cost savings from our GOE and CCI programs, were partially offset by increased conversion costs. Also, in the second quarter of 2024, selling, general and administrative expenses as a percentage of sales increased 40 basis points, which was driven by the higher level of advertising and promotion expenses. Excluding special charges, adjusted operating income was $235.9 million in the second quarter of 2024, an increase of 0.3%, compared to $235.0 million in the year-ago period. In constant currency, adjusted operating income increased 0.4%.
Diluted earnings per share was $0.68 and $0.56 in the second quarter of 2024 and 2023, respectively. The increase in diluted earnings per share for the second quarter of 2024 was driven primarily by the impact of higher operating income, including the effects of lower special charges, the favorable effects of a decrease in the effective tax rate, including the effects of a favorable discrete income tax benefit, and the favorable effects of an increase in income from unconsolidated operations. Special charges lowered earnings per share by $0.01 and $0.04 in the second quarter of 2024 and 2023, respectively. Excluding the effects of special charges, adjusted diluted earnings per share was $0.69 in the second quarter of 2024 and $0.60 in the second quarter of 2023, or an increase of 15.0%.
A detailed review of our second quarter 2024 performance compared to the second quarter of fiscal 2023 and our performance for the six months ended May 31, 2024 compared to the prior year period appears in the section titled “Results of Operations – Company” and “Results of Operations – Segments”. For a reconciliation of non-GAAP to reported amounts, see the subsequent discussion under the heading "Non-GAAP Financial Measures".
Recent Events
Our industry continues to be impacted by commodity cost inflation, labor cost inflation, and other global macro-economic conditions. While we are seeing moderation in input cost inflation from that experienced in 2023, we expect inflationary pressures to persist into fiscal 2024. However, we anticipate GOE program and CCI program-led cost savings as well as previously implemented pricing actions to mitigate those inflationary pressures. We will also be lapping 2023 price increases and anticipate favorable net price realization in 2024. Additionally, in some instances, price elasticity, or the negative consumer response to the pricing actions we take, unfavorably impacts our sales volume and mix.
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

2024 Outlook
In 2024, we expect net sales to range from a decline of 2% to 0% from our net sales in 2023 including a 1% unfavorable impact of foreign currency rates, or to range from a decline of 1% to an increase of 1% on a constant currency basis. We anticipate that the 2024 sales change will include a favorable impact from prior year pricing actions, which will be partially reduced by current year pricing actions taken in response to price gap management as well as promotional activities. We anticipate that our volume and product mix will be impacted by the divestiture of our Giotti canning business in the third quarter of last year, and the pruning of low margin businesses.
We expect our 2024 gross profit margin to range from 50 basis points to 100 basis points higher than our gross profit margin of 37.6% in 2023. The projected 2024 increase in gross profit margin is principally due to the net effect of (i) the favorable impact of pricing actions, (ii) the favorable impacts of product mix, (iii) the favorable impact of anticipated GOE program and CCI cost savings, and (iv) a low single-digit percentage impact of inflation in 2024 compared to 2023.
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

RESULTS OF OPERATIONS – COMPANY

	Three months ended		Six months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Net sales	$1,643.2	$1,659.2	$3,245.9	$3,224.7
Percent (decrease) increase	(1.0)%	8.0%	0.7%	5.4%
Components of percent change in net sales – increase (decrease):
Pricing actions	—%	10.8%	1.3%	10.7%
Volume and product mix	(0.7)%	(0.9)%	(0.7)%	(2.8)%
Divestitures	(0.3)%	(0.4)%	(0.3)%	(0.5)%
Foreign exchange	—%	(1.5)%	0.4%	(2.0)%
Gross profit	$619.6	$615.5	$1,218.9	$1,178.4
Gross profit margin	37.7%	37.1%	37.6%	36.5%
Sales for the second quarter of 2024 decreased by 1.0% from the prior year level and decreased by 1.0% on a constant currency basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Unfavorable volume and product mix decreased sales by 0.7%. Unfavorable volume and product mix in our flavor solutions segment, including the effects of the lower quick service restaurant and packaged food customer demand, exceeded the favorable volume and product mix in our consumer segment. Also, the divestiture of our Giotti canning business unfavorably impacted sales by 0.3% as compared to the prior year period. Foreign currency rates had a neutral impact on sales for the quarter.
Sales for the six months ended May 31, 2024 increased by 0.7% from the prior year level and increased by 0.3% on a constant currency basis. Pricing actions increased sales by 1.3% as compared to the prior year period principally due to pricing actions implemented in the prior year. Unfavorable volume and product mix from both our consumer and flavor solutions segments collectively decreased sales by 0.7%. Our decisions to discontinue certain low margin businesses contributed approximately 0.3% to the unfavorable impact of volume and product mix. Also, the divestiture of our Giotti canning business unfavorably impacted sales by 0.3% as compared to the prior year period. Sales were also impacted by favorable foreign currency rates that increased net sales by 0.4% in the six months ended May 31, 2024 compared to the year-ago period and is excluded from our measure of sales growth of 0.3% on a constant currency basis.
Gross profit for the second quarter of 2024 increased by $4.1 million, or 0.7%, from the comparable period in 2023. Our gross profit margin for the three months ended May 31, 2024 was 37.7%, an increase of 60 basis points from the comparable period in 2023. The increase in gross profit margin in the quarter ended May 31, 2024 was driven by our cost savings led by our CCI and GOE programs, which were partially offset by increased conversion costs as compared to the 2023 period.
Gross profit for the six months ended May 31, 2024 increased by $40.5 million, or 3.4%, from the comparable period in 2023. Our gross profit margin for the six months ended May 31, 2024 was 37.6%, an increase of 110 basis points from the comparable period in 2023. The increase in gross profit margin in the six months ended May 31, 2024 was driven by the favorable impact of our pricing actions, favorable product and customer mix, and cost savings led by our CCI and GOE programs. These favorable impacts were partially offset by increased commodity and conversion costs as compared to the 2023 period.

	Three months ended		Six months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Selling, general & administrative expense (SG&A)	$383.7	$380.5	$745.3	$716.6
Percent of net sales	23.3%	22.9%	23.0%	22.2%
SG&A increased by $3.2 million in the second quarter of 2024 as compared to the 2023 level, driven primarily by advertising and promotional spend and increased selling and marketing costs. These costs were partially offset by CCI-led cost savings as well as a lower stock-based compensation expense, all as compared to the 2023 period. SG&A as a percentage of net sales increased by 40 basis points from the prior year levels due to the factors described above.
SG&A increased by $28.7 million in the six months ended May 31, 2024 as compared to the 2023 period, driven primarily by advertising and promotional spend, increased selling and marketing costs and a higher investment in research and development. These costs were partially offset by CCI-led and GOE cost savings as well as lower stock-based compensation expense, all as compared to the 2023 period. SG&A as a percentage of net sales increased by 80 basis points from the prior year levels due primarily to a 60 basis point increase in advertising and promotional expenses as compared to the prior year period.

	Three months ended		Six months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Total special charges	$1.8	$13.2	$6.0	$41.0

During the three months ended May 31, 2024, we recorded $1.8 million of special charges. Those special charges principally consisted of $1.8 million associated with our GOE program.
During the six months ended May 31, 2024, we recorded $6.0 million of special charges. Those special charges principally consisted of $4.6 million associated with the GOE program and $1.4 million associated with the transition of a manufacturing facility in EMEA.
During the three months ended May 31, 2023, we recorded $13.2 million of special charges. Those special charges principally consisted of $8.6 million associated with our GOE program, $1.3 million associated with the transition of a manufacturing facility in EMEA, and streamlining actions of $3.2 million in the Americas region.
During the six months ended May 31, 2023, we recorded $41.0 million of special charges. Those special charges principally consisted of $33.4 million associated with our GOE program, $2.2 million associated with the transition of a manufacturing facility in EMEA, and streamlining actions of $4.5 million in the Americas region, and $0.9 million in the EMEA region.

Details with respect to the composition of special charges are included in note 2 of the notes to the accompanying condensed consolidated financial statements.

	Three months ended		Six months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Interest expense	$52.9	$52.2	$103.2	$102.8
Other income, net	12.4	12.5	23.5	23.6

Interest expense increased slightly in the three and six months ended May 31, 2024, as compared to the prior year periods, driven by the effects of a reduction in average borrowing levels which were more than offset by higher short-term interest rates. Other income, net for the three and six months ended May 31, 2024 remained consistent, as compared to the prior year periods.

	Three months ended		Six months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Income from consolidated operations before income taxes	$193.6	$182.1	$387.9	$341.6
Income tax expense	26.2	40.3	75.8	74.7
Effective tax rate	13.5%	22.1%	19.5%	21.9%
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
Income tax expense for the three months ended May 31, 2024 included $20.2 million of net discrete tax benefits consisting principally of the following: (i) $19.4 million of tax benefits associated with the recognition of a deferred tax asset related to an international legal entity reorganization, (ii) $1.3 million of tax benefit from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction, (iii) $0.3 million of excess tax benefits associated with stock-based compensation, and (iv) $0.8 million of tax expense resulting from a state tax matter.

Income tax expense for the six months ended May 31, 2024 included $18.6 million of net discrete tax benefits consisting principally of the following: (i) $19.4 million of tax benefits associated with the recognition of a deferred tax asset related to an international legal entity reorganization, (ii) $1.3 million of tax benefit from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction, (iii) $1.9 million of tax expense resulting from state tax matters, and (iv) $0.2 million of tax expense associated with stock-based compensation.
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

	Three months ended		Six months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Income from unconsolidated operations	$16.8	$10.3	$38.1	$24.3

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, increased by $6.5 million and $13.8 million for the three and six months ended May 31, 2024, respectively, each as compared to the year ago period. The increase was driven by higher earnings of our largest joint venture, McCormick de Mexico.
The following table outlines the major components of the change in diluted earnings per share from 2023 to 2024:

	Three months ended May 31,	Six months ended May 31,
2023 Earnings per share – diluted	$0.56	$1.08
Impact of change in operating income	—	0.04
Decrease in special charges, net of taxes	0.03	0.10
Increase in income from unconsolidated operations	0.03	0.05
Impact of change in effective income tax rate, excluding taxes on special charges	0.06	0.03
2024 Earnings per share – diluted	$0.68	$1.30

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

CONSUMER SEGMENT

	Three months ended		Six months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023

Net sales	$904.5	$912.1	$1,826.0	$1,821.6
Percent increase (decrease)	(0.8)%	5.3%	0.2%	1.6%
Segment operating income	$149.3	$153.6	$325.6	$327.0
Segment operating income margin	16.5%	16.8%	17.8%	18.0%
In the second quarter of 2024, sales of our consumer segment decreased by 0.8% as compared to the second quarter of 2023 and decreased by 0.5% on a constant currency basis. The 0.8% decrease was driven by the Americas and APAC regions, partially offset by higher sales in the EMEA region, all as compared to the prior year quarter. Pricing, including actions taken in response to price gap management as well as promotional activities, unfavorably impacted sales by 0.8% as compared to the prior year period. Favorable volume and product mix increased consumer segment sales by 0.3% in the second quarter of 2024 as compared to the same period last year. Sales in the second quarter of 2024 reflected an unfavorable impact from foreign currency rates that decreased consumer segment sales by 0.3% compared to the year-ago quarter and is excluded from our measure of sales decline of 0.5% on a constant currency basis.
In the Americas region, consumer sales decreased 1.6% in the second quarter of 2024 as compared to the same quarter of 2023 and decreased by 1.6% on a constant currency basis. Pricing, including actions taken in response to price gap management as well as promotional activities decreased sales by 1.3% as compared to the prior year period. For the second quarter of 2024, unfavorable volume and product mix decreased sales by 0.3% as compared to the corresponding period in 2023. Foreign currency rates did not have a significant impact on sales in the quarter. Our sales decline on a constant currency basis was 1.6% for the quarter.
In the EMEA region, consumer sales increased 5.0% in the second quarter of 2024 as compared to the same quarter of 2023 and increased by 3.9% on a constant currency basis. Favorable volume and product mix during the second quarter of 2024 increased sales by 3.7% from the prior year level, which was driven by growth in our major markets across their product categories. Pricing actions, principally implemented in the prior year, increased sales by 0.2% as compared to the 2023 period. During the second quarter of 2024, a favorable impact from foreign currency rates increased sales by 1.1% compared to the year-ago period and is excluded from our measure of sales growth of 3.9% on a constant currency basis.
In the APAC region, consumer sales decreased 4.8% in the second quarter of 2024 as compared to the second quarter of 2023 and decreased by 0.9% on a constant currency basis. For the quarter ended May 31, 2024, unfavorable volume and product mix decreased sales by 1.5%, which was primarily driven by slower demand in China. Pricing actions, principally implemented in the prior year, increased sales by 0.6% as compared to the prior year period. During the second quarter of 2024, an unfavorable impact from foreign currency rates decreased sales by 3.9% compared to the year-ago period and is excluded from our measure of sales decline of 0.9% on a constant currency basis.
For the six months ended May 31, 2024, sales of our consumer segment increased 0.2% as compared to the six months ended May 31, 2023 and were flat on a constant currency basis. The favorable impacts of pricing in all regions, including both actions implemented in the prior year as well as those taken in the current year in response to price gap management and promotional activities, increased sales by 1.0% during the six months ended May 31, 2024 as compared to the prior year period. Lower volume and unfavorable product mix decreased sales by 1.0% as compared to the prior year period. Volume and product mix includes a 0.4% unfavorable impact from the prior year associated with our decision to discontinue certain low margin businesses. A favorable impact from foreign currency rates increased sales by 0.2% compared to the prior year and is excluded from our measure of sales growth of 0.0% on a constant currency basis.
Segment operating income for our consumer segment decreased by $4.3 million, or 2.8%, in the second quarter of 2024 from the second quarter of 2023. The decrease in segment operating income was driven by the effects of a decrease in gross profit primarily due to unfavorable pricing actions and higher conversion costs, which more than offset the favorable impacts of product mix and CCI-led and GOE cost savings, all as compared to the prior year period. Segment operating margin for our consumer segment decreased in the second quarter of 2024 by 30 basis points from 2023 to 16.5% and was driven primarily by the decrease in gross margin as compared to the prior year period. On a constant currency basis, segment operating income for our consumer segment decreased by 2.4% in the second quarter of 2024 in comparison to the same period in 2023.
Segment operating income for our consumer segment decreased by $1.4 million, or 0.4%, for the six months ended May 31, 2024 as compared to the same period in 2023. The decrease in segment operating income was driven by the effects of an increase in gross profit that was more than offset by an increase in SG&A expenses, primarily driven by higher advertising and promotion expenses, all as compared to the prior year period. The increase in gross profit was primarily due to favorable pricing actions and CCI-led and GOE costs savings, which were partially offset by increased commodity costs, all as compared to the prior year. Segment operating margin for our consumer segment for the six months ended May 31, 2024 was 17.8%, a reduction of 20 basis points from the 2023 level as an increase in gross margin was offset by an increase in SG&A as a percentage of sales, driven by an increase in advertising and promotion spend, all as compared to the prior year period. On a constant currency basis, segment operating income for our consumer segment decreased by 0.4% in the six months ended May 31, 2024 in comparison to the same period in 2023.
FLAVOR SOLUTIONS SEGMENT

	Three months ended		Six months ended
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023

Net sales	$738.7	$747.1	$1,419.9	$1,403.1
Percent increase	(1.1)%	11.4%	1.2%	10.7%
Segment operating income	$86.6	$81.4	$148.0	$134.8
Segment operating income margin	11.7%	10.9%	10.4%	9.6%
In the second quarter of 2024, sales of our flavor solutions segment decreased by 1.1% as compared to the second quarter of 2023 and decreased by 1.4% on a constant currency basis. Favorable pricing in the Americas and APAC regions more than offset unfavorable pricing in the EMEA region and increased sales by 1.0% in the second quarter of 2024 as compared to the prior year period principally due to pricing actions implemented in the prior year. Unfavorable volume and product mix decreased segment sales by 1.8% as compared to the prior period as growth in the APAC region was more than offset by lower volume and product mix in the Americas and EMEA regions. Volume and product mix includes a 0.2% unfavorable impact from the prior year associated with our decision to discontinue certain low margin businesses. The divestiture of our Giotti canning business unfavorably impacted sales by 0.6% as compared to the prior year period. The favorable impact of foreign currency rates increased flavor solutions segment sales by 0.3% compared to the year-ago quarter and is excluded from our measure of sales decline of 1.4% on a constant currency basis.
In the Americas region, flavor solutions sales decreased by 0.2% in the second quarter of 2024 as compared to the second quarter of 2023 and decreased by 0.9% on a constant currency basis. Pricing actions, principally due to those implemented in the prior year, favorably impacted sales by 1.5% during the quarter ended May 31, 2024, as compared to the prior year period. Unfavorable volume and product mix decreased flavor solutions sales in the Americas by 2.4% during the second quarter of 2024, as compared to the prior year period primarily as a result of softness in quick service restaurants and packaged food companies, including the timing of customer promotional and other activities. A favorable impact from foreign currency rates increased sales by 0.7% compared to the second quarter of 2023 and is excluded from our measure of sales decline of 0.9% on a constant currency basis.
In the EMEA region, flavor solutions sales decreased by 7.3% in the second quarter of 2024 as compared to the second quarter of 2023 and declined by 8.2% on a constant currency basis. Pricing actions unfavorably impacted sales by 1.0% in the second quarter of 2024 as compared to the prior period level. Unfavorable volume and product mix decreased segment sales in the EMEA region by 4.1% as compared to the corresponding period in 2023 including the effects of lower consumer spending at quick service restaurants and packaged food and beverage companies, including the timing of promotional activities, and a 0.9% impact of our decision to discontinue a low margin business. The divestiture of our Giotti canning business unfavorably impacted sales by 3.1% as compared to the prior year period. A favorable impact from foreign currency rates increased sales by 0.9% compared to the second quarter of 2023 and is excluded from our measure of sales decline of 8.2% on a constant currency basis.
In the APAC region, flavor solutions sales increased 5.9% in the second quarter of 2024 as compared to the second quarter of 2023 and increased by 10.3% on a constant currency basis. Pricing actions, principally due to those implemented in the prior year, favorably impacted sales by 1.1% as compared to the prior year period. Favorable volume and product mix increased segment sales by 9.2% in the second quarter of 2024 which was principally driven by new products as well as the timing of customer promotions. An unfavorable impact from foreign currency rates decreased sales by 4.4% compared to the second quarter of 2023 and is excluded from our measure of sales growth of 10.3% on a constant currency basis.
For the six months ended May 31, 2024, our flavor solutions sales increased 1.2% as compared to the six months ended May 31, 2023 and increased by 0.5% on a constant currency basis. Pricing actions, principally due to those implemented in the prior year, across all regions increased sales by 1.7% during the six months ended May 31, 2024 and were partially offset by 0.6% of unfavorable volume and product mix, both as compared to the prior year period. Volume and product mix includes a 0.3% unfavorable impact from the prior year associated with our decision to discontinue certain low margin businesses. The divestiture of our Giotti canning business unfavorably impacted sales by 0.6% as compared to the prior year period. The favorable impact of foreign currency rates increased flavor solutions segment sales by 0.7% compared to the year-ago period and is excluded from our measure of sales growth of 0.5% on a constant currency basis.
Segment operating income for our flavor solutions segment increased by $5.2 million, or 6.3%, in the second quarter of 2024 as compared to the second quarter of 2023. The increase in segment operating income was driven by the effects of an increase in gross profit primarily due to the favorable impact of pricing as well as CCI-led and GOE cost savings which more than offset the lower level of sales and the higher level of SG&A expenses. Segment operating margin for our flavor solutions segment increased by 80 basis points from the prior year level to 11.7% in the second quarter of 2024. That increase was the result of an increase in gross margin, as previously described, which was partially offset by a higher level of SG&A as a percentage of sales, all as compared to 2023. On a constant currency basis, segment operating income for our flavor solutions segment increased by 5.9% in the second quarter of 2024 as compared to the same period in 2023.
Segment operating income for our flavor solutions segment increased by $13.2 million, or 9.8%, in the six months ended May 31, 2024 as compared to the same period in 2023. The increase in segment operating income was driven by the effects of an increase in gross profit primarily due to the higher level of sales, the favorable impacts of pricing actions, product mix, and CCI-led and GOE cost savings which more than offset increased commodity and conversion costs and the higher level of SG&A expenses. Segment operating margin for our flavor solutions segment increased by 80 basis points from the prior year level to 10.4% in the six months ended May 31, 2024. That increase was the result of an increase in gross margin, as previously described, which was partially offset by a higher level of SG&A as a percentage of sales, all as compared to 2023. On a constant currency basis, segment operating income for our flavor solutions segment increased by 9.0% in the six months ended May 31, 2024 as compared to the same period in 2023.

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
The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	May 31, 2024	November 30, 2023
Forward foreign currency:
Notional value	$939.6	$1,000.4
Unrealized net gain (loss)	(6.6)	(13.5)
Cross currency swaps:
Notional value	959.9	958.5
Unrealized net gain	22.1	17.1
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
The following table sets forth the notional values and unrealized net gain (loss) of our interest rate swap contracts:

	May 31, 2024	November 30, 2023
Notional value	$600.0	$600.0
Unrealized net (loss)	(53.8)	(52.8)
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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2023	For the three months ended		For the six months ended		Estimated for the year ending November 30, 2024
		May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Operating income	$963.0	$234.1	$221.8	$467.6	$420.8
Impact of special charges	61.2	1.8	13.2	6.0	41.0
Adjusted operating income	$1,024.2	$235.9	$235.0	$473.6	$461.8
Operating income margin (1)	14.5%	14.2%	13.4%	14.4%	13.0%
Impact of special charges	0.9%	0.2%	0.8%	0.2%	1.3%
Adjusted operating income margin (1)	15.4%	14.4%	14.2%	14.6%	14.3%

Income tax expense	$174.5	$26.2	$40.3	75.8	$74.7
Impact of special charges	14.5	0.4	3.2	1.5	9.7
Adjusted income tax expense	$189.0	$26.6	$43.5	$77.3	$84.4
Income tax rate (2)	21.8%	13.5%	22.1%	19.5%	21.9%
Impact of special charges	0.2%	0.1%	0.2%	0.1%	0.2%
Adjusted income tax rate (2)	22.0%	13.6%	22.3%	19.6%	22.1%

Net income	$680.6	$184.2	$152.1	$350.2	$291.2
Impact of special charges	46.7	1.4	10.0	4.5	31.3
Adjusted net income	$727.3	$185.6	$162.1	$354.7	$322.5

Earnings per share – diluted	$2.52	$0.68	$0.56	$1.30	$1.08	$2.76 to $2.81
Impact of special charges	0.18	0.01	0.04	0.02	0.12	0.04
Adjusted earnings per share – diluted	$2.70	$0.69	$0.60	$1.32	$1.20	$2.80 to $2.85

(1)	Operating income margin, impact of special charges, and adjusted operating income margin are calculated as operating income, impact of special charges, and adjusted operating income as a percentage of net sales for each period presented.

(2)	Income tax rate is calculated as income tax expense as a percentage of income from consolidated operations before income taxes. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $195.4 million and $195.3 million for the three months ended May 31, 2024, and 2023 respectively, and $393.9 million and $382.6 million for the six months ended May 31, 2024 and 2023, respectively. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $859.9 million for the year ended November 30, 2023.

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

Rates of constant currency growth (decline) follow:

	Three months ended May 31, 2024
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	(1.6)%	—%	(1.6)%
EMEA	5.0%	1.1%	3.9%
APAC	(4.8)%	(3.9)%	(0.9)%
Total Consumer segment	(0.8)%	(0.3)%	(0.5)%
Flavor Solutions segment:
Americas	(0.2)%	0.7%	(0.9)%
EMEA	(7.3)%	0.9%	(8.2)%
APAC	5.9%	(4.4)%	10.3%
Total Flavor Solutions segment	(1.1)%	0.3%	(1.4)%
Total net sales	(1.0)%	—%	(1.0)%

Adjusted operating income:
Consumer segment	(2.8)%	(0.4)%	(2.4)%
Flavor Solutions segment	6.3%	0.4%	5.9%
Total adjusted operating income	0.3%	(0.1)%	0.4%

	Six months ended May 31, 2024
	Percentage Change as Reported	Impact of Foreign Currency Exchange	Percentage Change on Constant Currency Basis
Net sales:
Consumer segment:
Americas	(0.8)%	—%	(0.8)%
EMEA	9.1%	3.1%	6.0%
APAC	(6.2)%	(2.9)%	(3.3)%
Total Consumer segment	0.2%	0.2%	—%
Flavor Solutions segment:
Americas	2.1%	1.0%	1.1%
EMEA	(3.2)%	1.9%	(5.1)%
APAC	3.8%	(3.7)%	7.5%
Total Flavor Solutions segment	1.2%	0.7%	0.5%
Total net sales	0.7%	0.4%	0.3%

Adjusted operating income:
Consumer segment	(0.4)%	—%	(0.4)%
Flavor Solutions segment	9.8%	0.8%	9.0%
Total adjusted operating income	2.6%	0.2%	2.4%

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

Projections for the Year Ending November 30, 2024
Percentage change in net sales	(2)% to 0%
Impact of unfavorable foreign currency exchange	1%
Percentage change in net sales in constant currency	(1)% to 1%

Percentage change in adjusted operating income	3% to 5%
Impact of unfavorable foreign currency exchange	1%
Percentage change in adjusted operating income in constant currency	4% to 6%

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended
	May 31, 2024	May 31, 2023

Net cash provided by operating activities	$301.5	$394.2
Net cash used in investing activities	(130.1)	(116.1)
Net cash used in financing activities	(172.2)	(518.1)
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
Operating Cash Flow — Net cash provided by operating activities of $301.5 million for the six months ended May 31, 2024, decreased $92.7 million from the same period of 2023. The effects of the increase in earnings was more than offset by the higher cash used for certain employee incentive compensation arrangements accrued as of the prior year-end and paid in the subsequent fiscal year as well as the timing of income tax payments.
Investing Cash Flow — Cash used in investing activities of $130.1 million for the six months ended May 31, 2024 increased by $14.0 million as compared to $116.1 million for the corresponding period in 2023. Capital expenditures increased from the 2023 level of $118.6 million to $130.3 million. We expect 2024 capital expenditures to approximate $290 million.

Financing Cash Flow — Financing activities used cash of $172.2 million for the first six months of 2024 and decreased $345.9 million as compared to $518.1 million for the corresponding period in 2023. The increase is a result of changes in our net borrowings, share issuance activity associated with the exercise of stock options, share repurchase activity, and dividends, all as described below.
The following table outlines our net borrowing activities:

	Six months ended
	May 31, 2024	May 31, 2023

Net increase (decrease) in short-term borrowings	$80.3	$(776.8)
Proceeds of issuance of long-term debt, net of debt issuance costs	—	495.3
Repayments of long-term debt	(28.0)	(9.1)
Net cash provided by (used in) borrowing activities	$52.3	$(290.6)
The following table outlines the activity in our share repurchase program for the six months ended May 31, 2024 and 2023:

	2024	2023
Number of shares of common stock repurchased (in thousands)	64	227
Dollar amount (in millions)	$4.5	$18.6
As of May 31, 2024, $497 million remained of the $600 million share repurchase program that was authorized by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the six months ended May 31, 2024, we received proceeds of $10.4 million from exercised stock options as compared to $11.1 million received in the corresponding 2023 period. We repurchased $8.9 million and $10.8 million of common stock during the six months ended May 31, 2024 and 2023, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.
We increased dividends paid to $225.5 million, or a per share quarterly dividend of $0.42, in the first six months of 2024 from $209.2 million, or a per share quarterly dividend of $0.39, of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
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
At May 31, 2024 and 2023, we temporarily used $585.8 million and $372.7 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are typically lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended May 31, 2024 and 2023 were $886.6 million and $1,315.9 million, respectively. Total average debt outstanding for the three months ended May 31, 2024 and 2023 was $4,941.6 million and $5,287.5 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2024, the exchange rates for the British pound sterling, Mexican peso, Polish zloty, and Australian dollar were higher than the U.S. dollar at November 30, 2023. At May 31, 2024, the exchange rates for the Euro, Canadian dollar, and Chinese renminbi were lower than the U.S. dollar at November 30, 2023.
Credit and Capital Markets
Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, capital expenditures and share repurchases. We also rely on our revolving credit facilities, or borrowings backed by these facilities, to fund working capital needs and other general corporate requirements.
We previously maintained a 364-day $500 million revolving credit facility, which was entered into in June 2023 and expired in June 2024. We continue to maintain a committed five-year $1.5 billion revolving credit facility, which will expire in June 2026. The current pricing for the five-year credit facility, on a fully drawn basis, is Term SOFR plus 1.25%. The pricing of that credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.75%.

The provisions of our revolving credit facility restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. We do not expect that this covenant would limit our access to either revolving credit facilities for the foreseeable future.
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
FORWARD-LOOKING INFORMATION
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, special charges, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe” and “plan” and similar expressions. These statements may relate to: general economic and industry conditions, including consumer spending rates, interest rates, and availability of capital; expectations regarding sales growth potential in various geographies and markets, including the impact from brand marketing support, product innovation, and customer, channel, category, heat platform and e-commerce expansion; expected trends in net sales and earnings performance and other financial measures; the expected impact of pricing actions on the Company's results of operations, including our sales volume and mix as well as gross margins; the expected impact of the inflationary cost environment on our business; the expected impact of factors affecting our supply chain, including the availability and prices of commodities and other supply chain resources including raw materials, packaging, labor, energy, and transportation; the expected impact of productivity improvements, and cost savings, including those associated with our CCI and GOE programs and Global Business Services operating model initiative; the ability to identify, attract, hire, retain and develop qualified personnel and develop the next generation of leaders; the impact of the ongoing conflicts between Russia and Ukraine, Israel and Hamas, and in the Red Sea, including the potential for broader economic disruption; expected working capital improvements; the expected timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; the expectations of pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of short- and long-term debt, working capital needs, planned capital expenditures, quarterly dividends and our ability to obtain additional short- and long-term financing or issue additional debt securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2024.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2024 to March 31, 2024	CS – 34,564 (1)	$68.15	34,564	$499	million
	CSNV – 0	$—	—
April 1, 2024 to April 30, 2024	CS – 3,400	$74.80	3,400	$499	million
	CSNV – 0	$—	—
May 1, 2024 to May 31, 2024	CS – 21,967 (2)	$74.36	21,967	$497	million
	CSNV – 0	$—	—
Total	CS – 59,931	$70.80	59,931	$497	million
	CSNV – 0	$—	—
(1) On March 14, 2024, we purchased 32,157 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the common shares on March 14, 2024.

(2) On May 14, 2024, we purchased 21,510 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the common shares on May 14, 2024.
As of May 31, 2024, $497 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the second quarter of 2024, we issued 271,063 shares of CSNV in exchange for shares of CS and issued 962 shares of CS in exchange for shares of CSNV.

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

(10)Material Contracts

(i)Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000 and May 16, 2003, in which directors, officers and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*
(ii)2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*
(iii)Non-Qualified Retirement Savings Plan, with an effective date of February 1, 2017, in which directors, officers and certain other management employees participate, a copy of which Plan document was attached as Exhibit 10(v) of McCormick's Form 10-Q for the quarter ended February 28, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on March 28, 2017, and incorporated by reference herein.*
(iv)The 2007 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*
(v)The Amended and Restated 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick's definitive Proxy Statement dated February 14, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2019.*
(vi)The 2022 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2022.*
(vii)Amendment No. 1 to the 2022 Omnibus Incentive Plan is incorporated by reference from Exhibit 10(vii) of McCormick's Form 10-Q for the quarter ended May 31, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on June 29, 2022.*

(viii)Form of Long-Term Performance Plan Agreement, incorporated by reference from Exhibit 10(i) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(ix)Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10(ii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(x)Form of Restricted Stock Units Agreement for Directors, incorporated by reference from Exhibit 10(iii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xi)Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(iv) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xii)Form of Non-Qualified Stock Option Agreement             Filed herewith
(xiii)Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(v) of McCormick's Form 8-K/A, as amended, March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xiv)Form of Non-Qualified Stock Option Agreement for Directors         Filed herewith
(xv)Form of Stock Option Agreement for the Value Creation Acceleration Program, incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on December 3, 2020.*
(xvi)Form of Indemnification Agreement, incorporated by reference from Exhibit 10(xv) of McCormick's Form 10-Q for the quarter ended February 28, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on March 26, 2014.*
(xvii)Employment Agreement between McCormick (UK) Limited and Malcolm Swift, incorporated by reference from Exhibit 10.1 of McCormick's Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on January 29, 2015.*
(xviii)Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(31)   Rule 13a-14(a)/15d-14(a) Certifications                 Filed herewith
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
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2024, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2024, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

June 27, 2024	By:	/s/ Michael R. Smith
Michael R. Smith
Executive Vice President & Chief Financial Officer

June 27, 2024	By:	/s/ Gregory P. Repas
Gregory P. Repas
Vice President & Controller
Principal Accounting Officer