Form 10-K
period 2024-11-30
MCCORMICK & CO INC
filed 2025-01-23
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2024
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
The aggregate market value of the Voting Common Stock held by non-affiliates at May 31, 2024: $1,153,048,198
The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 31, 2024: $18,200,459,672
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	15,636,290	December 31, 2024
Common Stock Non-Voting	252,517,977	December 31, 2024

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s March 26, 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”)	Part III

PART I.
As used herein, references to “McCormick,” “we,” “us,” and “our” are to McCormick & Company, Incorporated and its consolidated subsidiaries or, as the context may require, McCormick & Company, Incorporated only.
ITEM 1. BUSINESS
McCormick is a global leader in flavor. We manufacture, market, and distribute spices, seasoning mixes, condiments, and other flavorful products to the entire food industry: retailers, food manufacturers, and foodservice businesses. We also are partners in a number of joint ventures that are involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico. Our major sales, distribution, and production facilities are located in North America, Europe, and China. Additional facilities are based in Australia, Central America, Thailand, and South Africa.
Business Segments
We operate in two business segments: consumer and flavor solutions. Demand for flavor is growing globally, and across both segments, we have the customer base and product breadth to participate in all types of eating occasions. Our products deliver flavor when cooking at home, dining out, purchasing a quick service meal, or enjoying a snack. We offer our customers and consumers a range of products, extending from premium to value-priced, to meet the increasing demand for certain product attributes such as clean-label, organic, natural, reduced sodium, gluten-free, and non-GMO (genetically modified organisms).
Consistent with market conditions in each segment, our consumer segment has a higher overall profit margin than our flavor solutions segment. In 2024, the consumer segment contributed approximately 57% of consolidated net sales and 69% of consolidated operating income, and the flavor solutions segment contributed approximately 43% of consolidated net sales and 31% of consolidated operating income.
Consumer Segment. From locations around the world, our brands reach consumers in approximately 150 countries and territories. Our leading brands in the Americas include McCormick®, French’s®, Frank’s RedHot®, Lawry’s®, Cholula Hot Sauce®, and Club House®, as well as brands such as Gourmet Garden® and OLD BAY®. We also market authentic regional and ethnic brands such as Zatarain’s®, Stubb's®, Thai Kitchen®, and Simply Asia®. In the Europe, Middle East, and Africa (EMEA) region, our major brands include the Ducros®, Schwartz®, Kamis®, and La Drogheria® brands of spices, herbs, and seasonings and an extensive line of Vahiné® brand dessert items. In the Asia/Pacific (APAC) region, we market our spices and seasonings under the McCormick brand, DaQiao®, as well as other brands, our dessert products under the Aeroplane® brand, and packaged chilled herbs under the Gourmet Garden® brand.
Approximately two-thirds of our consumer segment sales are spices and seasonings and condiments and sauces. Within the spices and seasoning category, we are the brand leader globally and a category leader in our key markets. In the condiments and sauces category, we are one of the brand leaders globally and in the U.S. There are numerous competitive brands of spices and seasonings and condiments and sauces in the U.S., as well as additional brands in international markets. Some are owned by large food manufacturers, while others are supplied by small privately-owned companies. In this competitive environment, we are leading with innovation and brand marketing, applying our analytical tools to help customers optimize the profitability of their sales of these categories, while simultaneously working to increase our own sales and profit.
Our customers span a variety of retailers that include grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce retailers, served directly and indirectly through distributors or wholesalers. In addition to marketing our branded products to these customers, we are a leading supplier of private label items, also known as store brands. In our businesses in China, foodservice sales are managed by and reported in our consumer segment.
Flavor Solutions Segment. In our flavor solutions segment, we provide a wide range of products to multinational food manufacturers and foodservice customers. The foodservice customers are supplied with branded, packaged products both directly by us and indirectly through distributors, with the exception of our businesses in China, where foodservice sales are managed by and reported in our consumer segment. We supply food manufacturers and foodservice customers with customized flavor solutions, and many of these customer relationships have been active for decades. Our range of flavor solutions remains one of the broadest in the industry and includes seasoning blends, spices and herbs, condiments, coating systems, and compound flavors. In addition to a broad range of flavor solutions, our long-standing customer relationships are evidence of our effectiveness in building customer intimacy. Our customers benefit from our expertise in many areas, including sensory testing, culinary research, food safety, and flavor application.
Our flavor solutions segment has a number of competitors. Some tend to specialize in a particular range of products and have a limited geographic reach. Other competitors include large publicly held flavor companies that are more global in nature and tend to focus on providing integrated solutions extending beyond flavor through the use of other functional and nutritional ingredients.
Raw Materials
The most significant raw materials used in our business are dairy products, pepper, onion, garlic, capsicums (red peppers and paprika), tomato products, sugar and salts. Pepper and other spices and herbs are generally sourced from countries other than the U.S. Other raw materials, like dairy products and onion, are primarily sourced locally, either within the U.S. or from our international locations. Because these raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, including inflationary cost increases, and other factors beyond our control.
We respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments, and cost savings from our Comprehensive Continuous Improvement (CCI) program. There has been, and there could continue to be, a difference between the timing of when these customer price adjustments and cost savings impact our results of operations and when the impact of cost inflation occurs. Additionally, in some instances, the pricing actions we take have been impacted by price elasticity which unfavorably impacts our sales volume and mix.
In addition, we rely on third-party transportation providers to deliver raw materials and our products to our customers. There has been, and could continue to be, reduced availability of transportation capacity due to labor shortages and higher fuel costs, which have caused and may continue to cause an increase in transportation costs for us and our suppliers.
Customers
Our products are sold directly to customers as well as through brokers, wholesalers, and distributors. In the consumer segment, products are then sold to consumers under a number of brands through a variety of retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce. In the flavor solutions segment, products are used by food and beverage manufacturers as ingredients in their finished goods and by foodservice customers for menu items, as well as provided to their own customers for dine-in and take-out occasions, all to enhance the flavor of their foods. Customers in the flavor solutions segment include food manufacturers and the foodservice industry, supplied through a variety of channels, including directly and indirectly through distributors, wholesale foodservice suppliers, and e-commerce.
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for consolidated sales of approximately 12% in 2024, 2023 and 2022. Sales to one of our flavor solutions segment customers, PepsiCo, Inc., accounted for consolidated sales of approximately 13% in 2024, 13% in 2023, and 11% in 2022. In 2024, 2023, and 2022, the top three customers in our flavor solutions segment represented between 47% and 49% of our global flavor solutions sales.
Trademarks, Licenses and Patents
We own a number of trademark registrations. Although in the aggregate these trademarks are material to our business, the loss of any one of those trademarks, with the exception of our “McCormick,” “French’s,” “Frank’s RedHot,” “Lawry’s,” “Zatarain’s,” “Cholula,” “Stubb's,” “Club House,” “Ducros,” “Schwartz,” “Vahiné,” "OLD BAY," "Simply Asia," "Thai Kitchen," “Kamis,” “La Drogheria,” "DaQiao," and "Gourmet Garden" trademarks, would not have a material adverse effect on our business. The “Mc – McCormick” trademark is extensively used in connection with the sale of our food products in the U.S. and certain non-U.S. markets. The terms of the trademark registrations are prescribed by law, and the registrations will be renewed as long as we deem them useful.
We have entered into a number of license agreements authorizing the use of our trademarks by affiliated and non-affiliated entities. The loss of these license agreements would not have a material adverse effect on our business. The term of the license agreements is generally two-to-three years or until such time as either party terminates the agreement. Those agreements with specific terms may be renewable upon agreement of the parties.
We also own various patents, none of which are individually material to our business.

Seasonality
Due to seasonal factors inherent in the business, our sales, operating income, and cash from operations are generally higher in the fourth quarter because of the holiday season. This seasonality reflects customer and consumer buying patterns, primarily in the consumer segment.
Working Capital
In order to meet increased demand for our consumer products during our fourth quarter, we usually build our inventories during the third quarter of the fiscal year. We generally finance working capital items (inventory and receivables) through short-term borrowings, which include the use of lines of credit and the issuance of commercial paper. For a description of our liquidity and capital resources, see Note 5 of the notes to our consolidated financial statements and the “Liquidity and Financial Condition” section of “Management’s Discussion and Analysis.”
Competition
Each segment operates in highly competitive markets around the world. In this environment, our growth strategies include customer engagement and product innovation based on consumer insights. In the consumer segment, we are building brand recognition and loyalty through advertising and promotions. In our flavor solutions segment, we differentiate ourselves through culinary and consumer-inspired flavor development, as well as the breadth of our product offering and customer engagement.
Governmental Regulation
We are subject to numerous laws and regulations around the world that apply to our global businesses. In the U.S., the safety, production, transportation, distribution, advertising, labeling, and sale of many of our products and their ingredients are subject to the Federal Food, Drug, and Cosmetic Act; the Food Safety Modernization Act; the Federal Trade Commission Act; state consumer protection laws; competition laws; anti-corruption laws; customs and trade laws; federal, state and local workplace health and safety laws; privacy laws; federal, state, and local environmental protection laws; and other federal, state, and local statutes and regulations. Outside the U.S., our business is subject to numerous similar statutes, laws, and regulatory requirements.
Human Capital
We believe in the power of people—fostering a culture for our employees that embodies respect and collaboration across the organization. Our high-performance culture is rooted in shared values and respect for all contributions of every employee. Our key human capital objectives are to attract, retain, and develop the highest quality talent. We employ various human resource programs in support of these objectives. We believe diversity, equity, and inclusion are at the core of our values and strategic business priorities. Throughout our business, we champion equality, supporting parity for women and under-represented groups, as we work to create ethical, safe, and supportive workplaces where our employees thrive. We believe a diverse and inclusive workplace results in business growth and encourages increased innovation, retention of talent, and a more engaged workforce. We have various employee ambassador groups that provide a supportive and collaborative space for employees to come together and promote inclusion. We prioritize the mental health and wellness of our employees by offering and encouraging participation in various programs and initiatives. Respect for human rights is fundamental to our business and its commitment to ethical conduct.
We had approximately 14,100 full-time employees worldwide as of November 30, 2024. Our operations have not been affected significantly by work stoppages, and, in the opinion of management, employee relations are good. We have approximately 400 employees in the U.S. who are covered by a collective bargaining contract. At our subsidiaries outside the U.S., approximately 2,500 employees are covered by collective bargaining agreements or similar arrangements.
Through our continuous listening strategy, we measure employee engagement on an ongoing basis to solicit feedback and understand the views of our employees, work environment, and culture. The results from these surveys are used to implement programs and processes designed to enhance employee engagement and improve the overall employee experience.
We are committed to the safety, health, and security of our employees. We believe a hazard-free environment is a critical enabler for the success of our business. Throughout our operations, we strive to ensure that all of our employees have access to safe workplaces that allow them to succeed in their jobs.
Information about our Executive Officers
In addition to the executive officers indicated in the 2025 Proxy Statement incorporated by reference in Part III, Item 10 of this Report, the other executive officers of McCormick are Marcos M. Gabriel, Katherine A. Jenkins, and Ana G. Sanchez.

Mr. Gabriel is 53 years old and, during the last five years has held the following positions within McCormick: December 2024 to present - Executive Vice President and Chief Financial Officer; March 2024 to November 2024 - Senior Vice President Global Finance and Capital Markets; June 2023 to February 2024 - Senior Vice President, Finance and Global Business Services; August 2022 to May 2023 - Chief Transformation Officer; and August 2017 to July 2020 - Chief Financial Officer Americas.
Ms. Jenkins is 56 years old and, during the last five years, has held the following positions with McCormick: June 2023 to present - Chief Growth Officer; June 2022 to May 2023 – Chief Strategy Officer & Senior Vice President, Investor Relations; and January 2017 to June 2022, Vice President, Investor Relations.
Ms. Sanchez is 49 years old and, during the last five years, has held the following positions with McCormick: February 2022 to present - President, EMEA; February 2020 to January 2022 – Vice President Consumer, EMEA, and November 2018 to January 2020 – Vice President Marketing, EMEA.
Operations Outside of the U.S.
We are subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange rate fluctuations, and restrictions on investments, royalties, and dividends. In fiscal year 2024, approximately 39% of sales were from non-U.S. operations. For information on how we manage some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”
Forward-Looking Information
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, special charges, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe,” “plan,” and similar expressions. These statements may relate to: general economic and industry conditions, including consumer spending rates, recessions, interest rates, and availability of capital; expectations regarding sales growth potential in various geographies and markets, including the impact of brand marketing support, product innovation, and customer, channel, category, heat platform, and e-commerce expansion; expected trends in net sales, earnings performance, and other financial measures; the expected impact of pricing actions on the Company's results of operations, including our sales volume and mix as well as gross margins; the expected impact of the inflationary cost environment on our business; the anticipated effects of factors affecting our supply chain, including the availability and prices of commodities and other supply chain resources such as raw materials, packaging, labor, and transportation; the expected impact of productivity improvements, including those associated with our CCI program and the Global Business Services operating model initiative; the ability to identify, attract, hire, retain, and develop qualified personnel and the next generation of leaders; the impact of ongoing conflicts, including those between Russia and Ukraine and the war in the Middle East, particularly regarding the potential for broader economic disruption; expected working capital improvements; the anticipated timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; expectations regarding pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable payments of interest, repayment of short- and long-term debt, working capital needs, planned capital expenditures, quarterly dividends, and our ability to obtain additional short- and long-term financing or issue additional debt securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the Company's ability to drive revenue growth; the Company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the Company's reputation or brand name; loss of brand relevance; increased private label use; the Company's ability to drive productivity improvements, including those related to our CCI program and other streamlining actions; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crises; issues affecting the Company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; the impact of the ongoing conflicts between Russia and Ukraine and the war in the Middle East, including the potential for broader economic disruption; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of our amount of outstanding indebtedness and related level of debt service as well as the effects that such debt service may have on the Company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the Company's information technology systems, including the threat of data breaches and cyber-attacks; the Company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, and volatility in our effective tax rate; climate change; Environmental, Social and Governance (ESG) matters; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the Company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described herein under Part I, Item 1A "Risk Factors."
Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
Available Information
Our principal corporate internet website address is: www.mccormickcorporation.com. We make available free of charge through our website our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (the SEC). The information and other content contained on our website are not part of (or incorporated by reference in) this report or any other document we file with the SEC. The SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding McCormick. Our website also includes our Corporate Governance Guidelines, Business Ethics Policy and charters of the Audit Committee, Compensation & Human Capital Committee, and Nominating/Corporate Governance Committee of our Board of Directors.
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
Global economic conditions can be uncertain and volatile. Our business and results of operations have in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, changes in prevailing interest rates, bank failures, the impact of any potential U.S. federal government shutdown, changes in governmental rules and approaches to taxation, fluctuations in foreign currency interest rates, availability of capital markets, consumer spending rates, energy availability and costs, the negative impacts caused by pandemics and other local and global public health issues, as well as the potential impacts of geopolitical uncertainties and international conflicts, including the ongoing conflicts between Russia and Ukraine, the war in the Middle East, rising tensions between China and Taiwan, and the effect of governmental initiatives to manage economic conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. We are a manufacturer and distributor of flavor products. As such, many of our products are purchased by our customers based on end-user demand from consumers. Some of the factors that may influence consumer spending include general economic conditions, high levels of unemployment, pandemics and public health crises, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency exchange rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment. Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in customer and consumer demand may have a material negative impact on our business, financial conditions or results of operations.
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
We continually make efforts to maintain and improve relationships with our customers and consumers and to increase awareness and relevance of our brands through effective marketing and other measures. From time to time, our customers reevaluate their mix of product offerings, and consumers have the option to purchase private label or other competitive products instead of our branded products. In the event that we are unable to supply our products to customers in the time frame and quantities that they desire, whether due to increased demand or other factors, our customers may discontinue all or a portion of their purchases from us and source competitive brands. Certain competitors may also be more successful at utilizing data analytics, artificial intelligence, and other new and emerging technologies and digital experiences as part of their advertising practices. We must also be able to respond successfully to technological advances (including artificial intelligence and machine learning, which may become critical in interpreting consumer preferences in the future), and failure to do so could compromise our competitive position and negatively impact our product sales. If a significant portion of our branded business was switched to private label or competitive products, it could have a material negative impact on our consumer segment.
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
A number of our customers, such as supermarkets, warehouse clubs and food distributors, have consolidated in recent years and consolidation could continue. Such consolidation could present a challenge to margin growth and profitability in that it has produced large, sophisticated customers with increased buying power who are more capable of operating with reduced inventories; resisting price increases; demanding lower pricing, increased promotional programs and specifically tailored products; and shifting shelf space currently used for our products to private label and other competitive products. The economic and competitive landscape for our customers is constantly changing, such as the emergence of new sales channels like e-commerce, and our customers' responses to those changes could impact our business. The continued growth of e-commerce, which has encouraged the entry of new competitors and business models, and its impact of consumer habits and preferences has accelerated in many of the markets we serve and our financial results may be impacted if we are unable to adapt to changing consumer preferences and market dynamics. In addition, our flavor solutions segment may be impacted if the reputation or perception of the customers of our flavor solutions segment declines. These factors could have an adverse impact on our business, financial condition or results of operations.
The inability to maintain mutually beneficial relationships with large customers could adversely affect our business, financial condition and results of operations.
We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 25% of consolidated sales in 2024. The loss of either of these large customers due to events beyond our control, or a material negative change in our relationship with these large customers or other major customers could have an adverse effect on our business, financial condition and results of operations.
Issues regarding procurement of raw materials may negatively impact us.
Our purchases of raw materials are subject to fluctuations in market price and availability caused by inflationary pressures, weather, growing and harvesting conditions, climate change, market conditions, governmental actions and other factors beyond our control, including outbreaks of illnesses, pandemics or other local or global health issues. The most significant raw materials used by us in our business are dairy products, pepper, onion, garlic, capsicums (red peppers and paprika), tomato products, sugar and salts. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our CCI program. We generally have not used derivatives to manage the volatility related to this risk. To the extent that we have used derivatives for this purpose, it has not been material to our business. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.
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
Political, socio-economic, cultural, and geopolitical (including instability and international conflicts such as the ongoing conflicts between Russia and Ukraine, the war in the Middle East, and rising tensions between China and Taiwan) conditions, as well as disruptions caused by terrorist activities or otherwise, could also create additional risks for regulatory compliance. Although we have adopted rigorous quality assurance and quality control procedures which are designed to ensure the safety of our imported products, we cannot provide assurance that such events will not have a negative impact on our business, financial condition or operating results.

Disruption of our supply chain could adversely affect our business.
Our ability to make, move, and sell products is critical to our success. Damage or disruption to or reduction or termination of raw material supplies or our manufacturing or distribution capabilities due to weather, climate change, natural disaster, fire, international disputes, geopolitical tensions or conflict, terrorism, cyber-attack, health epidemics, pandemics or other contagious outbreaks, governmental restrictions or mandates, strikes, import/export restrictions, or other factors could impair our ability to manufacture or sell our products. Production of certain of our products is highly concentrated, and some are manufactured at a single location. The failure of third parties on which we rely, including those third parties who supply our ingredients, packaging, capital equipment and other necessary operating materials, contract manufacturers, commercial transport, distributors, contractors, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations. Our suppliers’ policies and practices can damage our reputation and the quality and safety of our products. Disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our sales, financial condition, and results of operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is manufactured from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.
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
Labor is a primary component of operating our business. A number of factors may adversely affect the labor force available to us or increase labor costs such as hybrid or remote work arrangements, higher unemployment subsidies, other government regulations and general macroeconomic factors. A sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand and increased wage rates and employee benefits costs to attract and retain employees and could negatively affect our ability to efficiently operate our manufacturing and distribution facilities and overall business. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, have negative effects, our business could be adversely affected. In addition, we distribute our products and receive raw materials primarily by truck. Reduced availability of trucking capacity due to shortages of drivers has caused an increase in the cost of transportation for us and our suppliers. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our business, financial condition or operating results.
We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw and packaging materials, labor and distribution costs, which may impact our financial condition or results of operations.
As a manufacturer and distributor of flavor products, we rely on raw materials, packaging materials, plant labor, distribution resources, and transportation providers. During recent years, we have experienced significantly elevated commodity and supply chain costs, including the costs of raw materials, packaging materials, labor, energy, fuel, transportation and other inputs necessary for the production and distribution of our products, and we expect inflation to continue in 2025 at a similar level to that experienced in 2024 but at a more modest rate than experienced since 2022. In addition, many of these materials and costs are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements (including tariffs), armed hostilities (including the ongoing conflicts between Russia and Ukraine and Israel and Hamas) and other factors beyond our control.
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
Ongoing geopolitical conflicts and the related implications may negatively impact our operations.
The global economy has been negatively impacted by ongoing geopolitical conflicts, including the military conflicts between Russia and Ukraine, the war in the Middle East, as well as rising tensions between China and Taiwan. Our business, financial condition and results of operations have been impacted in the past and may be impacted in the future by disruptions in the global economy associated with these geopolitical conflicts. Geopolitical instability has, and could result in, a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions, and could increase the costs, risks and adverse impacts from supply chain and logistical challenges.
The scope and duration of such conflicts are uncertain, rapidly changing, and hard to predict. While we expect the impacts of these conflicts to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time. Further escalation of these geopolitical conflicts, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain operations. In addition, the effects of the ongoing conflicts could also heighten many of the other risk factors described herein.
Our operations may be impaired as a result of disasters, business interruptions or similar events.
We could have an interruption in our business, loss of inventory or data, or be rendered unable to accept and fulfill customer orders as a result of a natural disaster, catastrophic event, epidemic, computer system failure, or cyber-attack. Natural disasters could include an earthquake, fire, floods, drought, tornado, hurricane or severe storm. A catastrophic event could include a terrorist attack. A health epidemic, pandemic, or other contagious outbreak could affect our operations, major facilities or employees’ and consumers’ health. In addition, some of our inventory and production facilities are located in areas that are susceptible to harsh weather; a severe storm, flood, wildfires, heavy snowfall or other similar event could prevent us from delivering products in a timely manner and negatively impact consumer spending and demand in affected areas. Production of certain of our products is highly concentrated, and some are manufactured at a single location.
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
From time to time, we may, based on an evaluation of our business portfolio, acquire other businesses and/or divest existing businesses. These acquisitions, joint ventures and divestitures may present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses and raw material costs, assumption of unknown liabilities and indemnities, and potential disputes with the buyers or sellers. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses, which may reduce our profitability. If we are unable to consummate such transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected. Additionally, joint ventures inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, and/or compliance risks.
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could adversely affect our results.
As of November 30, 2024, we had approximately $5.2 billion of goodwill and approximately $3.0 billion of other indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized but are tested for impairment at least annually or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of those assets to their carrying values. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired and reduced to their estimated fair value. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions, higher income tax rates, or assumed royalty rates. The impairment of our goodwill or indefinite-lived intangible assets would have a negative impact on our consolidated results of operations.
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
Our future success depends in part on our ability to be an efficient producer in a highly competitive industry, including our plan to eliminate costs under our CCI program. Any failure by us to achieve our planned cost savings and efficiencies under our CCI program, an ongoing initiative to improve productivity and reduce costs throughout the organization, or other similar programs, could have an adverse effect on our business, results of operations and financial position.
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
Unseasonable or unusual weather or long-term climate changes may negatively impact the price or availability of spices, herbs and other raw materials. Scientific consensus shows that greenhouse gases in the atmosphere have an adverse impact on global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters, which may result in more intense effects. In the event that such climate change has a negative effect on agricultural productivity or practices, we may be subject to decreased availability or less favorable pricing for certain commodities that are necessary for our products. As a result of climate change, we may also be subjected to decreased availability of water, deteriorated quality of water or less favorable pricing for water, which could adversely impact our manufacturing and distribution operations. In addition, such climate change may result in modifications to the eating preferences of the ultimate consumers of certain of our products, which may also unfavorably impact our sales and profitability. The physical effects and transitional costs of climate change and the legal, regulatory or market initiatives to address climate change could have a negative impact on our business, financial condition, and results of operations.
There has been an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions (including carbon pricing, cap and trade systems, or carbon taxes) and imposing mandatory reporting requirements, energy policies, and sustainability. Increased compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change that are designed to reduce or mitigate the effects of carbon dioxide and other greenhouse gas emissions on the environment may cause disruptions in, or an increase in the costs associated with, the running of our manufacturing facilities and our business, as well as increase distribution and supply chain costs. Moreover, compliance with any such legal or regulatory requirements may require us to make significant changes in our business operations and strategy, which will likely require us to devote substantial time and attention to these matters and cause us to incur additional costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.
Additionally, we might fail to effectively address increased attention from the media, stockholders, activists and other stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that we have failed to act responsibly regarding climate change, whether or not valid, or based in fact, could result in adverse publicity and negatively affect our business and reputation.
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
In addition, we could be criticized by environmental, social and governance (ESG) detractors for the scope or nature of our ESG initiatives or goals or for any revisions to these goals. We could also be subjected to negative responses by governmental actors (such as anti-ESG legislation or retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns) that could adversely affect our reputation, business, financial performance and growth.
ESG issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
Companies across all industries are facing increasing scrutiny relating to their ESG policies. If we are unable to meet our ESG goals or evolving investor, industry or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues or negative incidents, it could erode customer confidence and customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business or financial condition may be adversely affected. Increased focus and activism on ESG topics may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our ESG practices. In particular, these constituencies are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste, and other sustainability concerns. Changing consumer preferences may result in increased demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and other components of our products and their environmental impact on sustainability; a growing demand for natural or organic products and ingredients; or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. These demands could impact the profitability of some of our products or cause us to incur additional costs, to make changes to our operations to make additional commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risk.
In addition to environmental issues these constituencies are also focused on social and other governance issues, including matters such as, but not limited to, human capital and social issues. We have established diversity, equity and inclusion goals as part of our ESG initiative. Our initiatives extend from individuals to entire communities, including those we serve and, just as importantly, those from which we source. Failure to attract, hire, develop, motivate and retain highly qualified and diverse executive and employee talent, especially in light of changing worker expectations and talent marketplace variability regarding flexible and hybrid work models, to meet our goals relating to fostering a diverse and inclusive culture or to adequately address potential increased scrutiny of our diversity, equity and inclusion initiatives could impact our ability to achieve our business objectives and adversely affect our future success.
Concern over climate change, including plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements. Increased regulatory requirements related to environmental causes, and related ESG disclosure rules may result in increased compliance costs or increased costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. Any failure to achieve our ESG goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environmental, human capital, or social issues, or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation and increase risk of litigation.
Risks Relating to Credit and Capital Markets, Our Credit Rating, Borrowings and Dividends
Increases in interest rates or changes in our credit ratings may negatively impact us.
On November 30, 2024, we had total outstanding variable rate debt of approximately $449 million at a weighted-average interest rate of approximately 4.7%. The interest rates under our revolving credit facilities can vary based on our credit ratings. We also regularly access the commercial paper markets for ongoing funding requirements. A downgrade in our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. Additionally, disruptions in the commercial paper market or other effects of volatile economic conditions on the credit markets could also reduce the amount of commercial paper that we could issue and raise our borrowing costs. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements.

We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. On November 30, 2024, we had total outstanding fixed to variable interest rate swaps with a notional value of $600 million. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future credit rating or interest rate changes will not have a material negative impact on our business, financial position or operating results.
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
We have a significant amount of indebtedness outstanding. As of November 30, 2024, our indebtedness of McCormick and its subsidiaries is approximately $4.3 billion. This substantial level of indebtedness could have important consequences to our business, including, but not limited to:

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
Furthermore, our information technology systems, and the systems of our customers, vendors, suppliers, and other third-party service providers, are subject to cyber-attacks or other security incidents including computer viruses or other malicious codes, phishing attacks, unauthorized access attempts, cyber extortion, business email compromise, deepfake or social engineering schemes, denial of service attacks, hacking, ransomware, or other cyberattacks attempting to exploit vulnerabilities. Cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities, and rapid integration of new technology such as generative artificial intelligence. Continued geographical turmoil, including the ongoing conflicts between Russia and Ukraine, the war in the Middle East, and rising tensions between China and Taiwan, has heightened the risk of cyberattack. Such incidents could result in unauthorized access to information including customer, consumer or other company confidential data as well as disruptions to operations. We, and the third-parties we do business with, have experienced in the past, and expect to continue to experience, cybersecurity threats and attacks, although to date none had a material impact on our operations or business. To address the risks to our information technology systems and data, we maintain an information security program that includes updating technology, developing security policies and procedures, implementing and assessing the effectiveness of controls, monitoring and routine testing of our information systems, conducting risk assessments of third-party service providers and designing business processes to mitigate the risk of such breaches. We believe that these preventative actions provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks. However, cyber-threats are constantly evolving, are becoming more sophisticated and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. There can be no assurance that these measures will prevent or limit the impact of a future incident. Moreover, the development and maintenance of these measures requires continuous monitoring as technologies change and efforts to overcome security measures evolve. Additionally, we rely on services provided by third-party vendors for certain information technology processes and functions, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls. If we are unable to prevent or adequately respond to and resolve an incident, it may have a material, negative impact on our operations or business reputation, and we may experience other adverse consequences such as loss of assets, remediation costs, litigation, regulatory investigations, and the failure by us to retain or attract customers following such an event.
If we are not able to successfully implement our business transformation initiative or utilize information technology systems and networks effectively, our ability to conduct our business may be negatively impacted.
We continue to implement our multi-year business transformation initiative to execute significant change to our global processes, capabilities and operating model , including in our Global Business Services (GBS) operating model initiative, in order to provide a scalable platform for future growth, while reducing costs. As technology provides the backbone for greater process alignment, information sharing and scalability, we are also making investments in our information systems, including the multi-year program to replace our enterprise resource planning (ERP) system currently underway, which includes the transformation of our financial processing systems to enterprise-wide systems solutions. These systems implementations are part of our ongoing business transformation initiative, and we currently plan to implement these systems throughout all parts of our businesses. If we do not allocate and effectively manage the resources necessary to build and sustain the proper information technology infrastructure, or if we fail to achieve the expected benefits from this initiative, it may impact our ability to process transactions accurately and efficiently and remain in step with the changing needs of our business, which could result in the loss of customers and revenue. In addition, failure to either deliver the applications on time or anticipate the necessary readiness and training needs, could lead to business disruption and loss of customers and revenue. In connection with these implementations and resulting business process changes, we continue to enhance the design and documentation of business processes and controls, including our internal control over financial reporting processes, to maintain effective controls over our financial reporting.
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
Food products are extensively regulated in most of the countries in which we sell our products. We are subject to numerous laws and regulations relating to the growing, sourcing, manufacturing, storage, labeling, marketing, advertising and distribution of food products, as well as laws and regulations relating to financial reporting requirements, the environment, consumer protection, product design, competition, anti-corruption, privacy, machine learning and artificial intelligence, relations with distributors and retailers, foreign supplier verification, customs and trade laws, including the import and export of products and product ingredients, employment, and health and safety. The recent change in the presidential administration could impact U.S. trade and other policies and result in substantial changes that may impact our business. Enforcement of existing laws and regulations, including changes in the enforcement priorities of regulators, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. Increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the attributes of food products and ingredients may increase compliance costs and create other obligations that could adversely affect our business, financial condition or operating results. Governments may also impose requirements and restrictions that impact our business, such as labeling disclosures pertaining to ingredients. For example, "Proposition 65, the Safe Drinking Water and Toxic Enforcement Act of 1986," in California exposes all food companies to the possibility of having to provide warnings on their products in that state. If we were required to add warning labels to any of our products or place warnings in locations where our products are sold in order to comply with Proposition 65, the sales of those products and other products of our company could suffer, not only in those locations but elsewhere.
In addition, there are various compliance obligations for companies that process personal data of certain individuals, including such obligations required by the European Union’s General Data Protection Regulation (GDPR), which affects all member states of the European Economic Area, and the California Consumer Privacy Act (CCPA). These types of data privacy laws create a range of compliance obligations for companies that process personal data of certain individuals and increases financial penalties for non-compliance. Our efforts to comply with these privacy and data protection laws may not be successful, or may be perceived to be unsuccessful, which could adversely affect our business in the U.S., the European Union and in other countries.
In the U.S., for example, the CCPA imposes requirements on companies that do business in California and collect personal information from certain individuals, including notice, consent and service provider requirements. The CCPA also provides for civil penalties for companies that fail to comply with these requirements, as well as a private right of action for data breaches. Further, the California Privacy Rights Act (CPRA) went into full effect on January 1, 2023 (with a ‘look-back’ to January 1, 2022). The CPRA builds on the CCPA and among other things, requires the establishment of a dedicated agency to regulate privacy issues. In 2021, Virginia, Colorado, Connecticut and Utah adopted laws which have now taken effect introducing new privacy obligations, which have required us to develop additional compliance mechanisms and processes. Many other states are considering similar legislation. A broad range of legislative measures also have been introduced at the federal level. There also is a wide range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. Accordingly, failure to comply with federal and state laws (both those currently in effect and future legislation) regarding privacy and security of personal information could expose us to fines and penalties under such laws. There also is the threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.
Similarly, outside of the U.S., there are various laws and regulations governing the collection, use, disclosure, transfer, or other processing of personal data. For instance, the GDPR, which applies to the processing of personal data of individuals in the European Union, is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including strict rules on the transfer of personal data to countries outside the European Union, including the U.S. Beyond GDPR, there are privacy and data security laws in a growing number of countries around the world (including in the United Kingdom as a result of Brexit). While many loosely follow GDPR as a model, other laws contain different or conflicting provisions. These laws may impact our ability to conduct our business activities and the costs associated with these activities.
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
We operate our business and market our products internationally. In fiscal year 2024, approximately 39% of our sales were generated in countries other than the U.S. Our international operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Several countries within the European Union continue to experience sovereign debt and credit issues, which causes more volatility in the economic environment throughout the European Union and the U.K. Additionally, sales in countries other than the U.S., together with finished goods and raw materials imported into the U.S., are subject to risks related to fundamental changes to tax laws as well as the imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
Cybersecurity risk management is overseen both as a critical component of our overall Enterprise Risk Management program and as a standalone program. We have implemented a risk-based, multilayered approach to assessing, identifying, and managing cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents.
The team devotes significant resources to our cybersecurity risk management, which focuses on developing and implementing strategies and processes to protect the confidentiality, integrity, and availability of our assets and those of our consumers, customers and employees and seeks to continually improve our policies and practices to protect our platforms, adapt to changes in regulations, identify potential and emerging security risks and develop mitigation strategies for those risks. As part of this effort, the team periodically benchmarks our practices against the NIST Cyber Security and Privacy Frameworks, and other good practice control methods, which include updating technology, developing data privacy and security policies and procedures, implementing and assessing the effectiveness of controls, monitoring and routine testing of our information systems, conducting risk assessments of third-party service providers, providing data privacy and cybersecurity awareness training to employees and designing business processes to protect private data and mitigate the risk of cybersecurity incidents. We periodically conduct tests on our systems to help discover potential vulnerabilities, which enable improved decision-making and prioritization and promote monitoring and reporting across compliance functions. We believe that these actions provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks, and we have not had a material cybersecurity threat or attack to date.
Our processes also address cybersecurity risks associated with our use of third-party service providers including suppliers, and software and cloud-based service providers. We proactively evaluate the cybersecurity risk of our third-party service providers by utilizing a repository of risk assessments, external monitoring sources, threat intelligence and predictive analytics to better inform ourselves during contracting and vendor selection processes. Third-party service providers security issues are documented, tracked, and monitored in order to mitigate risk.
Our employees, including part-time and temporary employees, undertake an annual cybersecurity training program, which is augmented by additional training and communications on information security and data privacy matters throughout the year.
We have adopted an incident response plan that applies in the event of a cybersecurity threat or incident to provide a standardized framework for responding to such cybersecurity threats or incidents. The plan sets out a coordinated approach to investigating, containing, documenting, and mitigating incidents, including reporting findings and keeping our Management Committee, the Audit Committee, the Board, and other key stakeholders informed and involved as appropriate. The plan is aligned to NIST guidance. It also includes the involvement of any personnel who may detect incidents, respond to incidents, resolve incidents, and manage communications and responsibilities with authorities about those incidents. The plan applies to all personnel (including third-party contractors, vendors, and partners) that perform functions or services requiring access to secure Company information, and to all devices and network services that are owned or managed by us.
Further, we currently maintain a cybersecurity insurance that provides coverage for certain types of incidents; however, such insurance may not be sufficient in type or amount to cover claims related to all cyber threats or risks.
While we have not experienced any material cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition, as of the date of this Annual Report on Form 10-K, there can be no guarantee that we will not be the subject of future threats or incidents. Additional information on cybersecurity risks we face can be found in Item 1A, Risk Factors, which should be read in conjunction with the foregoing information.
Governance and Oversight
Our Board and the Audit Committee are actively engaged in the oversight of our cybersecurity and data privacy program. The Board, at least annually, and the Audit Committee, periodically throughout the year, receive regular reports from our Chief Information Security Officer (“CISO”) and members of the information security team on, among other things, recent developments, the state of the information security program, assessments of risks and threats to our information security systems, information security considerations arising with respect to our peers and third parties, third-party and independent reviews, and processes to maintain and strengthen information security systems. Under the oversight of the Audit Committee, we engage third-party experts to assess the state of our cybersecurity and data privacy program. The Audit Committee also provides regular updates to the Board, and the Board would be notified between such updates regarding significant new cybersecurity threats or incidents.
We have protocols by which certain cybersecurity incidents that meet established reporting thresholds are escalated internally and, where appropriate, reported to the Management Committee, the Audit Committee or the Board in a timely manner.
We have an Executive Cybersecurity Steering Committee that is facilitated by our CISO, which is designed to engage business leadership and employ best practices, including ongoing enhancements to governance, risk and compliance. Our internal audit function also performs independent testing on aspects of the operations of our cybersecurity program and the supporting controls based upon its risk-based internal audit plan and reports the results of these audits in its periodic reports to the Audit Committee. Our CISO currently reports to our Chief Information and Digital Officer and is responsible for training and leading a dedicated information security team tasked with protecting data and preventing, identifying, and appropriately addressing cybersecurity threats. The CISO is a Certified Information Systems Security Professional with over 20 years of experience developing and maturing information security programs, including experience with leading privacy, enterprise risk, records management, business continuity and operational risk programs, among others.

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
Commerce, California–consumer
Irving, Texas–flavor solutions
Lakewood, New Jersey–flavor solutions
Geneva, Illinois–flavor solutions
Springfield, Missouri–consumer and flavor solutions
Belcamp, Maryland–consumer and flavor solutions
Canada:
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
Thailand:
Chonburi–consumer and flavor solutions
In addition to distribution facilities and warehouse space available at our manufacturing facilities, we lease the following regional distribution facilities: (i) U.S.: Baltimore, Maryland; Salinas, California; Byhalia, Mississippi; Irving, Texas; and Springfield, Missouri; (ii) Canada: Mississauga and London, Ontario; (iii) Heywood, U.K.; and (iv) Compans, France. We also own a distribution facility in Monteux, France. In addition, we own, lease, or contract other properties used for manufacturing consumer and flavor solutions products and for sales, warehousing, distribution, and administrative functions.

We believe our plants are well maintained and suitable for their intended use. We further believe that these plants generally have adequate capacity or the ability to expand, and can accommodate seasonal demands, changing product mixes, and additional growth.

ITEM 3. LEGAL PROCEEDINGS
There are no material pending legal proceedings in which we or any of our subsidiaries are a party or to which any of our or their property is the subject.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (NYSE). Our Common Stock and Common Stock Non-Voting trade under the ticker symbols MKC.V and MKC, respectively. We have disclosed the information related to the dividends declared and paid on our classes of common stock in Note 16 of the accompanying financial statements. The market price of our common stock at the close of business on December 31, 2024 was $75.80 per share for the Common Stock and $76.24 per share for the Common Stock Non-Voting.
The approximate number of holders of our common stock based on record ownership as of December 31, 2024 was as follows:

Title of class	Approximate number of record holders
Common Stock, par value $0.01 per share	2,100
Common Stock Non-Voting, par value $0.01 per share	8,600
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2024:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 1, 2024 to September 30, 2024	CS - 0 CSNV - 0	- -	- -	$472 million
October 1, 2024 to October 31, 2024	CS - 298,310 CSNV - 0	$80.64 -	298,310 -	$448 million
November 1, 2024 to November 30, 2024	CS - 437 CSNV - 0	$78.51 -	437 -	$448 million
Total	CS - 298,747 CSNV - 0	$80.64 -	298,747 -	$448 million

On October 9, 2024, we repurchased 55,538 shares of our CS from our U.S. pension plan to facilitate the plan’s rebalancing of its asset allocation. Additionally, on October 10, 2024, October 11, 2024, October 15, 2024 and October 16, 2024, we purchased 55,000 shares each day, for a total of 220,000 shares of our CS from our U.S. pension plan to facilitate the plan's rebalancing of its asset allocation. The prices paid per share represented the average of the high and low prices of the common shares on October 9, 2024, October 10, 2024, October 11, 2024, October 15, 2024, and October 16, 2024, respectively.

On October 2, 2024, we purchased 22,772 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the CS on October 2, 2024.
As of November 30, 2024, approximately $448 million remained of a $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During fiscal 2024, we issued 1,028,181 shares of CSNV in exchange for shares of CS and issued 14,083 shares of CS in exchange for shares of CSNV.

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
McCormick is a global leader in flavor. We manufacture, market, and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food and beverage industry–retailers, food manufacturers and foodservice businesses. We manage our business in two operating segments, consumer and flavor solutions, as described in Item 1 of this report.
Our long-term annual growth objectives in constant currency are to increase sales 4% to 6%, increase adjusted operating income 7% to 9% and increase adjusted earnings per share 9% to 11%. Our actual annual results can vary from our long-term growth objectives.
Over time, we expect to grow sales with similar contributions from: 1) our base business – driven by brand marketing support, category management, and differentiated customer engagement; 2) new products; and 3) acquisitions.
Base Business – We expect to drive sales growth by optimizing our brand marketing investment through improved speed, quality, and effectiveness. We measure the return on our brand marketing investment and identify digital marketing as one of our highest return investments in brand marketing support. Through digital marketing, we are connecting with consumers in a personalized way to deliver recipes, provide cooking advice, and help them discover new products.
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
Executive Summary
In 2024, we achieved net sales growth of 0.9% over the 2023 level due to the following factors:
•Volume and product mix favorably impacted our net sales growth by 0.3%, exclusive of divestitures. The consumer segment experienced favorable volume and product mix of 0.8% and the flavor solutions segment experienced unfavorable volume and product mix of 0.3%.
•Pricing actions contributed 0.5% to the increase in net sales, driven by the favorable impact of pricing actions in our flavor solutions segment.
•Divestitures negatively impacted our net sales by 0.2%.
•Net sales were favorably impacted by fluctuations in currency rates by 0.3%.
•Excluding the impact of divestitures and fluctuations in currency rates, we grew sales, on an organic basis, by 0.8% over the prior year.
Operating income was $1,060.3 million in 2024 and $963.0 million in 2023. We recognized $9.5 million and $61.2 million of special charges in 2024 and 2023, respectively, related to organization and streamlining actions. In 2024, operating income was positively impacted by the higher level of sales and an improvement in our gross profit margin as a percentage of sales of 90 basis points as compared to the prior year. The gross profit margin improvement was driven by the effects of favorable pricing actions, favorable product and customer mix, less scrapped inventory, and cost savings led by our CCI and Global Operating Effectiveness (GOE) programs which were partially offset by higher conversion costs, all as compared to the prior year. A higher level of SG&A expenses resulted in a 40 basis point increase in SG&A as a percentage of sales with approximately half of that basis point increase attributable to an increase in advertising and promotion spend. In addition, the higher level of SG&A expenses was driven by increased selling and marketing costs and a higher level of research and development expenses that were partially offset by, lower performance-based employee and stock based compensation expense and cost savings led by our CCI and GOE programs, all as compared to the prior year. Excluding special charges, adjusted operating income was $1,069.8 million in 2024, representing a 4.5% increase compared to $1,024.2 million in 2023. In constant currency, adjusted operating income increased 4.6%. For further details and a reconciliation of non-GAAP to reported amounts, see the subsequent discussion under the heading "Non-GAAP Financial Measures".
Diluted earnings per share was $2.92 in 2024 and $2.52 in 2023. In 2024, diluted earnings per share growth was driven primarily by higher operating income, which included the effects of lower special charges, an increase in income from unconsolidated operations and a decrease in the effective tax rate. Special charges lowered earnings per share by $0.03 and $0.18 in 2024 and 2023, respectively. Excluding the effects of special charges, adjusted diluted earnings per share was $2.95 in 2024, compared to $2.70 in 2023, representing an increase of 9.3%.
Net cash provided by operating activities was $921.9 million, $1,237.3 million, and $651.5 million in 2024, 2023, and 2022, respectively. In 2024, we continued to have a balanced use of cash for debt repayment, capital expenditures, and the return of cash to shareholders through dividends and share repurchases. We are using our cash to fund shareholder dividends, with annual increases in each of the past 39 years, and to fund capital expenditures and acquisitions. In 2024, the return of cash to our shareholders through dividends and share repurchases was $504.1 million.
A detailed review of our fiscal 2024 performance compared to fiscal 2023 appears in the section titled “Results of Operations – 2024 Compared to 2023.” A detailed review of our fiscal 2023 performance compared to our fiscal 2022 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended November 30, 2023 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2023 Compared to 2022,” which is incorporated herein by reference.
2025 Outlook
In 2025, we expect net sales to grow between 0% and 2% compared to our 2024 net sales, including a 1% unfavorable impact from foreign currency rates, or to grow from 1% to 3% on an organic basis. We anticipate that sales in 2025 will benefit from favorable volume and product mix.

We expect our 2025 gross profit margin to improve by 50 to 100 basis points from the 38.5% gross profit margin reported in 2024. This projected increase is primarily driven by (i) positive effects from product mix changes, (ii) anticipated cost savings from our Comprehensive Continuous Improvement (CCI) program, and (iii) a low single-digit percentage impact of inflation in 2025 compared to 2024.
For 2025, we anticipate an increase in operating income of 3% to 5% over the 2024 level, including a 1% unfavorable impact from foreign currency rates. This anticipated increase in operating income reflects the expected rise in our gross profit margin and SG&A cost savings from our CCI program, although these will be partially offset by investments aimed at driving volume growth, particularly in brand marketing. We project our brand marketing investments in 2025 to rise by high-single digits compared to 2024. Additionally, we expect approximately $15 million in special charges related to previously announced organizational and streamlining actions; in 2024, special charges totaled $9.5 million. Excluding these special charges, we expect adjusted operating income in 2025 to increase by 3% to 5%, which includes a 1% unfavorable impact from foreign currency rates, or to increase by 4% to 6% on a constant currency basis.
We estimate that our 2025 effective tax rate, including the net favorable impact of anticipated discrete tax items, although at a lower amount than in 2024, will be 22.0% as compared to 20.5% in 2024. Excluding projected taxes associated with special charges, we estimate that our adjusted effective tax rate will be approximately 22.0% in 2025, as compared to an adjusted effective tax rate of 20.5% in 2024.
We also expect that our income from unconsolidated operations, including the performance of our largest joint venture, McCormick de Mexico, will decline by a mid-teen percentage rate from the 2024 level, reflecting the strengthening of the U.S. dollar against the Mexican peso.
Diluted earnings per share was $2.92 in 2024. Diluted earnings per share for 2025 is projected to range from $2.99 to $3.04. Excluding the per share impact of special charges, adjusted diluted earnings per share was $2.95 in 2024. Adjusted diluted earnings per share, excluding an estimated per share impact from special charges of $0.04, is projected to range from $3.03 to $3.08 in 2025. We expect adjusted diluted earnings per share to increase by 3% to 5%, which includes a 2% unfavorable impact from currency rates, or to increase by 5% to 7% on a constant currency basis over adjusted diluted earnings per share of $2.95 in 2024.
RESULTS OF OPERATIONS—2024 COMPARED TO 2023

	2024	2023
Net sales	$6,723.7	$6,662.2
Percent growth	0.9%	4.9%
Components of percent growth in net sales–increase (decrease):
Volume and product mix	0.3%	(2.6)%
Pricing actions	0.5%	8.5%
Divestiture	(0.2)%	(0.4)%
Foreign exchange	0.3%	(0.6)%
Sales for 2024 increased by 0.9% from 2023 and by 0.8% on an organic basis (that is, excluding the impact of divestitures and foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Pricing actions, primarily implemented during the prior year, increased sales by 0.5% as compared to 2023. Favorable volume and product mix increased sales by 0.3%. The divestiture of our Giotti canning business unfavorably impacted sales by 0.2% as compared to the prior year. Sales were impacted by favorable foreign currency rates that increased sales by 0.3% in 2024 as compared to the prior year. Excluding divestitures and the impact of foreign currency rates, our organic sales growth was 0.8%, as compared to 2023.

	2024	2023
Gross profit	$2,591.0	$2,502.5
Gross profit margin	38.5%	37.6%
In 2024, gross profit increased by $88.5 million, or 3.5%, from 2023. Our gross profit margin for 2024 was 38.5%, an increase of 90 basis points from 37.6% in 2023. The increase was driven by the favorable impact of our pricing actions, favorable product and customer mix, less scrapped inventory and cost savings led by our CCI and GOE programs. These favorable impacts were partially offset by higher conversion costs, as compared to 2023.

	2024	2023
Selling, general & administrative expense	$1,521.2	$1,478.3
Percent of net sales	22.6%	22.2%
Selling, general and administrative (SG&A) expense increased by $42.9 million in 2024 as compared to 2023. That increase in SG&A expense was primarily a result of increased advertising and promotional spend, increased selling and marketing costs and a higher level of research and development expenses which were partially offset by lower performance-based employee and stock-based compensation expense, all as compared to 2023. SG&A as a percent of net sales for 2024 increased by 40 basis points from the prior year level, as the net impact of the previously mentioned factors was partially offset by the impact of the higher sales base.

	2024	2023
Total special charges	$9.5	$61.2
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
During 2024, we recorded $9.5 million of special charges, consisting principally of $4.5 million associated with the GOE program and $5.0 million associated with the transition of a manufacturing facility in EMEA.
During 2023, we recorded $61.2 million of special charges, consisting principally of $42.8 million associated with the GOE program, $8.7 million associated with the transition of a manufacturing facility in EMEA, and streamlining actions of $8.8 million in the Americas region and $0.9 million in the EMEA region.
Details with respect to the composition of special charges are included in the accompanying notes to our financial statements contained in Item 8 of this report.

	2024	2023
Operating income	$1,060.3	$963.0
Percent of net sales	15.8%	14.5%
Operating income increased by $97.3 million, or 10.1%, from $963.0 million in 2023 to $1,060.3 million in 2024. Special charges decreased by $51.7 million in 2024, as compared to 2023, positively impacting operating income. Operating income as a percentage of net sales increased by 130 basis points in 2024, to 15.8% in 2024 from 14.5% in 2023 as a result of the factors previously described. Excluding the effect of special charges, adjusted operating income was $1,069.8 million in 2024 as compared to $1,024.2 million in 2023, an increase of $45.6 million or 4.5% from the 2023 level. Adjusted operating income as a percentage of net sales increased by 50 basis points in 2024, to 15.9% in 2024 from 15.4% in 2023.

	2024	2023
Interest expense	$209.4	$208.2
Other income, net	47.4	43.9
Interest expense was $1.2 million higher in 2024 as compared to the prior year, as a reduction in average borrowing levels was more than offset by the effects of higher interest rates on borrowings. Other income increased $3.5 million as compared to the prior period, driven by an increase in interest income, partially offset by a higher level of foreign currency exchange losses.

	2024	2023
Income from consolidated operations before income taxes	$898.3	$798.7
Income tax expense	184.0	174.5
Effective tax rate	20.5%	21.8%
The effective tax rate for 2024 was 20.5%, compared to 21.8% in 2023. This reduction in our effective tax rate is primarily due to a higher level of net discrete tax benefits recorded for 2024. Specifically, net discrete tax benefits amounted to $31.7 million in 2024, an increase of $22.1 million from $9.6 million in 2023.

The $31.7 million of net discrete tax benefits for 2024 principally included (i) $19.4 million of tax benefits associated with the recognition of a deferred tax asset related to an international legal entity reorganization, (ii) $12.3 million of tax benefit from the reversal of certain reserves for unrecognized tax benefits and related interest associated with both the effective settlement from the conclusion of a tax examination and the expiration of statutes of limitations, (iii) $6.0 million of tax benefits resulting from state tax matters, and related deferred taxes, (iv) $1.8 million of tax benefit from an adjustment to a prior year tax accrual and related deferred taxes based on final returns filed, (v) $6.2 million of tax expense associated with the adjustment of valuation allowances due to changes in judgment about the realizability of deferred tax assets, and (vi) $1.8 million of tax expense related to certain unremitted prior year earnings.
The $9.6 million of net discrete tax benefits for 2023 principally included (i) $5.6 million of tax benefit from the reversal of certain reserves for unrecognized tax benefits and related interest associated with both the settlement and the expiration of statutes of limitation, (ii) $3.2 million of tax benefit associated with the release of valuation allowances due to changes in judgment regarding the realizability of deferred tax assets, (iii) $0.9 million of tax benefit from an adjustment to a prior year tax accrual and related deferred taxes based on final returns filed, and (iv) $1.8 million of tax expense related to certain unremitted prior year earnings.
See Note 12 of notes to our consolidated financial statements for a more detailed reconciliation of the U.S. federal tax rate with the effective tax rate.
Numerous countries have enacted the Organization of Economic Corporation and Development’s framework on a global 15% minimum tax, referred to as Pillar 2, which are generally effective for our fiscal year ending November 30, 2025. We do not expect a material increase to our effective tax rate associated with the adoption of these model rules in the countries in which we operate.

	2024	2023
Income from unconsolidated operations	$74.2	$56.4
Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, increased $17.8 million in 2024 from the prior year. The increase was driven by higher earnings of our largest joint venture, McCormick de Mexico. We own 50% of most of our unconsolidated joint ventures, including McCormick de Mexico, that comprised 95% of the income of our unconsolidated operations for both 2024 and 2023.
We reported diluted earnings per share of $2.92 in 2024, compared to $2.52 in 2023. The table below outlines the major components of the change in diluted earnings per share from 2023 to 2024.

2023 Earnings per share—diluted	$2.52
Increase in operating income	0.13
Decrease in special charges, net of taxes	0.15
Increase in other income	0.01
Increase in income from unconsolidated operations	0.06
Impact of change in effective income tax rate, excluding taxes on special charges	0.05
2024 Earnings per share—diluted	$2.92
Results of Operations—Segments
We measure the performance of our business segments based on operating income, excluding special charges and transaction and integration expenses related to our acquisitions, as applicable. See Note 15 of notes to our consolidated financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges and transaction and integration expenses related to our acquisitions. In the following discussion, we refer to our previously described measure of segment profit as "Segment operating income."

Consumer Segment

	2024	2023
Net sales	$3,848.5	$3,807.3
Percent - increase	1.1%	1.3%
Components of percent change in net sales - increase (decrease):
Pricing actions	—%	6.5%
Volume and product mix	0.8%	(3.9)%
Divestiture	—%	(0.5)%
Foreign exchange	0.3%	(0.8)%

Segment operating income	$740.3	$735.5
Segment operating income margin	19.2%	19.3%
Sales of our consumer segment in 2024 increased by 1.1% as compared to 2023 and increased by 0.8% on an organic basis. This increase was driven by higher sales of our consumer business in EMEA and the Americas, with a partial offset from a sales decline in the Asia-Pacific region. Asia-Pacific region sales declines were principally attributable to the macro environment in China. Higher volume and product mix added 0.8% to net sales, as compared to 2023. Volume and product mix includes a 0.2% unfavorable impact associated with our decision during 2023 to exit certain low margin business. A favorable impact from foreign currency rates increased sales by 0.3% compared to the prior year and is excluded from our measure of sales growth of 0.8% on an organic basis.
In the Americas region, consumer sales increased 0.6% in 2024 as compared to 2023 and increased by 0.7% on an organic basis. Pricing actions, including actions taken in response to price gap management as well as promotional activities, decreased sales by 0.3% as compared to the prior year period. Favorable volume and product mix, driven by growth across core categories, increased sales by 1.0% as compared to the corresponding period in 2023. Volume and product mix includes a 0.3% unfavorable impact of our decision to discontinue certain low margin business. The unfavorable impact of foreign currency rates decreased sales by 0.1% in the year and is excluded from our measure of sales growth of 0.7% on an organic basis.
In the EMEA region, consumer sales increased 7.3% in 2024 as compared to 2023 and increased by 4.3% on an organic basis. Pricing actions, principally implemented in the prior year, increased sales by 0.6% as compared to 2023. Favorable volume and product mix increased sales by 3.7% from the prior year level, driven by growth in our major markets across their product categories. The favorable impact of foreign currency exchange rates increased sales by 3.0% compared to 2023 and is excluded from our measure of sales growth of 4.3% on an organic basis.
In the APAC region, consumer sales decreased 5.1% in 2024 as compared to 2023 and decreased by 4.1% on an organic basis. Pricing actions, principally implemented in the prior year, increased sales by 0.8% as compared to 2023. Unfavorable volume and product mix decreased sales by 4.9% from the prior year, as slower demand in China was partially mitigated by growth in other parts of the region. The unfavorable impact from foreign currency rates decreased sales by 1.0% compared to the year-ago period and is excluded from our measure of sales decline of 4.1% on an organic basis.
Segment operating income for our consumer segment increased by $4.8 million, or 0.7%, in 2024 as compared to 2023. The increase in segment operating income was driven by the effects of an increase in gross profit, as a higher level of sales volume, CCI-led and GOE cost savings and lower scrapped inventory was partially offset by higher conversion costs. Segment operating income was also impacted by higher SG&A expenses, including increased advertising and promotional spend, partially offset by lower performance-based employee incentive expenses and lower distribution costs, all as compared to the prior year. Segment operating margin for our consumer segment decreased by 10 basis points in 2024 to 19.2%, as a decrease in consumer gross profit margin was partially offset by a lower level of SG&A as a percentage of net sales, all as compared to the 2023 level. On a constant currency basis, segment operating income for our consumer segment increased by 0.7% in 2024, as compared to 2023.

Flavor Solutions Segment

	2024	2023
Net sales	$2,875.2	$2,854.9
Percent growth	0.7%	10.1%
Components of percent growth in net sales–increase (decrease):
Pricing actions	1.2%	11.4%
Volume and product mix	(0.3)%	(1.0)%
Divestiture	(0.5)%	(0.1)%
Foreign exchange	0.3%	(0.2)%

Segment operating income	$329.5	$288.7
Segment operating income margin	11.5%	10.1%
Sales of our flavor solutions segment increased 0.7% in 2024 as compared to 2023 and increased by 0.9% on an organic basis. Pricing actions, principally implemented in the prior year, increased sales by 1.2% in 2024 and were partially offset by 0.3% of unfavorable volume and product mix, both in comparison to the prior year levels. In 2024, the divestiture of our Giotti canning business unfavorably impacted sales by 0.5% and a favorable impact from foreign currency rates increased sales by 0.3%, both as compared to the prior year, and are excluded from our flavor solutions segment organic sales growth of 0.9%.
In the Americas region, flavor solutions sales increased by 1.4% during 2024 as compared to 2023 and increased by 1.5% on an organic basis. Pricing actions, principally implemented in the prior year, favorably impacted sales by 1.6% during 2024. Unfavorable volume and product mix decreased flavor solutions sales in the Americas by 0.1% during 2024, as compared to the prior year. An unfavorable impact from foreign currency rates decreased sales by 0.1% compared to 2023 and is excluded from our measure of sales growth of 1.5% on an organic basis.
In the EMEA region, flavor solutions sales in 2024 decreased by 3.5% as compared to 2023 and decreased by 3.6% on an organic basis. Pricing actions unfavorably impacted sales by 0.3% in 2024 as compared to the prior period level. Unfavorable volume and product mix decreased segment sales by 3.3% in 2024 as compared to 2023, including the effects of lower sales at quick service restaurants, and a 1.2% unfavorable impact of our decision to exit a low margin business. The divestiture of our Giotti canning business unfavorably impacted sales by 2.3% and a favorable impact from foreign currency rates increased sales by 2.4%, both as compared to 2023 and are excluded from our measure of sales decline of 3.6% on an organic basis.
In the APAC region, flavor solutions sales increased 4.1% in 2024 as compared to 2023 and increased by 5.1% on an organic basis. Pricing actions, principally implemented in the prior year, favorably impacted sales by 0.9% as compared to the prior year period. Favorable volume and product mix increased sales by 4.2%, driven by higher sales to quick service restaurant customers in China. An unfavorable impact from foreign currency rates decreased sales by 1.0% compared to 2023 and is excluded from our measure of sales growth of 5.1% on an organic basis.
Segment operating income for our flavor solutions segment increased by $40.8 million, or 14.1%, in 2024 as compared to 2023. The increase in segment operating income was driven by the effects of an increase in gross profit primarily due to the impacts of pricing actions, product mix and CCI-led and GOE cost savings which more than offset increased conversion costs and the higher level of SG&A expenses, all as compared to the prior year. Segment operating margin for our flavor solutions segment increased by 140 basis points in 2024 to 11.5%, driven by a higher segment gross margin, as previously described, which was partially offset by a higher level of SG&A as a percentage of net sales, as compared to 2023. On a constant currency basis, segment operating income for our flavor solutions segment increased by 14.5% in 2024, as compared to 2023.

NON-GAAP FINANCIAL MEASURES
The following tables include financial measures of organic net sales, adjusted operating income, adjusted operating income margin, adjusted income tax expense, adjusted income tax rate, adjusted net income, and adjusted diluted earnings per share. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:

•Special charges – Special charges consist of expenses and income associated with certain actions undertaken to reduce fixed costs, simplify or improve processes, and improve competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee. Upon presentation of any such proposed action (generally including details with respect to estimated costs, which typically consist principally of employee severance and related benefits, together with ancillary costs associated with the action that may include a non-cash component, such as an asset impairment, or a component which relates to inventory adjustments that are included in cost of goods sold; impacted employees or operations; expected timing; and expected savings) to the Management Committee and the Committee’s advance approval, expenses associated with the approved action are classified as special charges upon recognition and monitored on an ongoing basis through completion. Special charges for the year ended November 30, 2022 include a $13.6 million gain associated with the sale of the Kohinoor brand name. We exited our Kohinoor rice product line in India in the fourth quarter of fiscal year 2021. Special charges are more fully described in Note 2 of notes to our accompanying consolidated financial statements.
•Transaction and integration expenses associated with acquisitions – We exclude certain costs associated with our acquisitions, including our acquisition of FONA in December 2020, and the subsequent integration into the Company. Such costs, which we refer to as “Transaction and integration expenses,” include transaction costs associated with the acquisition, as well as integration costs following the acquisition, including the impact of the acquisition date fair value adjustment for inventories, together with the impact of discrete tax items, if any, directly related to the acquisition.
•Gain on sale of Kitchen Basics – We exclude the gain realized upon our sale of the Kitchen Basics business in August 2022. As more fully described in Note 16 of the notes to the accompanying financial statements, the pre-tax gain associated with the sale was $49.6 million and is included in Other income, net in our consolidated income statement for the year ended November 30, 2022.
Details with respect to the special charges and gain on sale of Kitchen Basics for the years and in the amounts set forth below are included in Notes 2 and 16 of notes to our consolidated financial statements.
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
These non-GAAP financial measures may be considered in addition to results prepared in accordance with GAAP; however, they should not be viewed as a substitute for, or superior to, GAAP results. Furthermore, these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, as they may calculate them differently than we do. We intend to continue providing these non-GAAP financial measures as part of our future earnings discussions, ensuring consistency in our financial reporting.

A reconciliation of these non-GAAP financial measures to GAAP financial results is provided below:

	2024	2023	2022
Operating income	$1,060.3	$963.0	$863.6
Impact of transaction and integration expenses(1)	—	—	2.2
Impact of special charges(2)	9.5	61.2	51.6
Adjusted operating income	$1,069.8	$1,024.2	$917.4
% increase (decrease) versus prior year	4.5%	11.6%	(16.7)%
Operating income margin(3)	15.8%	14.5%	13.6%
Impact of transaction and integration expenses and special charges(3)	0.1%	0.9%	0.8%
Adjusted operating income margin(3)	15.9%	15.4%	14.4%
Income tax expense	$184.0	$174.5	$168.6
Impact of transaction and integration expenses(1)	—	—	0.6
Impact of special charges(2)	2.4	14.5	13.3
Impact of sale of Kitchen Basics	—	—	(11.6)
Adjusted income tax expense	$186.4	$189.0	$170.9
Income tax rate(4)	20.5%	21.8%	20.7%
Impact of transaction and integration expenses, special charges, and sale of Kitchen Basics(4)	—%	0.2%	0.2%
Adjusted income tax rate(4)	20.5%	22.0%	20.9%
Net income	$788.5	$680.6	$682.0
Impact of transaction and integration expenses(1)	—	—	1.6
Impact of special charges(2)	7.1	46.7	38.3
Impact of after-tax gain on sale of Kitchen Basics	—	—	(38.0)
Adjusted net income	$795.6	$727.3	$683.9
% increase (decrease) versus prior year	9.4%	6.3%	(17.0)%
Earnings per share—diluted	$2.92	$2.52	$2.52
Impact of transaction and integration expenses(1)	—	—	0.01
Impact of special charges(2)	0.03	0.18	0.14
Impact of after-tax gain on sale of Kitchen Basics	—	—	(0.14)
Adjusted earnings per share—diluted	$2.95	$2.70	$2.53

(1)	Transaction and integration expenses include integration expenses associated with our acquisition of FONA.
(2)	Special charges are more fully described in Note 2 of notes to our accompanying consolidated financial statements. Special charges for the year ended November 30, 2022 include a $10.0 million non-cash intangible asset impairment charge associated with our exit of our business operations in Russia. We exited our Kohinoor rice product line in India in the fourth quarter of fiscal 2021. Special charges for the year ended November 30, 2022 include a $13.6 million gain associated with the sale of the Kohinoor brand name.
(3)	Operating income margin, impact of transaction and integration expenses and special charges, and adjusted operating income margin are calculated as operating income, impact of transaction and integration expenses and special charges, and adjusted operating income as a percentage of net sales for each period presented.
(4)	Income tax rate is calculated as income tax expense as a percentage of income from consolidated operations before income taxes. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding transaction and integration expenses, special charges and gain on the sale of Kitchen Basics or $907.8 million, $859.9 million, and $817.0 million for the years ended November 30, 2024, 2023, and 2022, respectively.

Estimate for the year ending November 30, 2025

Earnings per share – diluted	$2.99 to $3.04
Impact of special charges	0.04
Adjusted earnings per share – diluted	$3.03 to $3.08

Because we are a multi-national company, we are subject to variability of our reported U.S. dollar results due to changes in foreign currency exchange rates. Those changes have been volatile over the past several years. The exclusion of the effects of foreign currency exchange, or what we refer to as amounts expressed “on a constant currency basis,” is a non-GAAP measure. We believe that this non-GAAP measure provides additional information that enables enhanced comparison to prior periods excluding the translation effects of changes in rates of foreign currency exchange and provides additional insight into the underlying performance of our operations located outside the U.S. It should be noted that our presentation herein of amounts and percentage changes on a constant currency basis does not exclude the impact of foreign currency transaction gains and losses (that is, the impact of transactions denominated in other than the local currency of any of our subsidiaries in their local currency reported results).
We provide organic net sales growth rates for our consolidated net sales and segment net sales. We believe that organic net sales growth rates provide useful information to investors because they provide transparency to underlying performance in our net sales by excluding the effect that foreign currency exchange rate fluctuations, acquisitions, and divestitures, as applicable, have on year-to-year comparability. A reconciliation of these measures from reported net sales growth rates, the relevant GAAP measures, are included in the tables set forth below.
Percentage changes in organic sales and adjusted operating income expressed on a constant currency basis are presented excluding the impact of foreign currency exchange. To present this information for historical periods, current year results for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the average exchange rates in effect during the prior fiscal year, rather than at the actual average exchange rates in effect during the current fiscal year. As a result, the foreign currency impact is equal to the current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current year and the prior fiscal year. The tables set forth below present our growth in net sales and adjusted operating income on a constant currency basis as follows: (1) to present our growth in net sales and adjusted operating income for 2024 on a constant currency basis, net sales and adjusted operating income for 2024 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2023 and compared to the reported results for 2023; and (2) to present our growth in net sales and adjusted operating income for 2023 on a constant currency basis, net sales and operating income for 2023 for entities reporting in currencies other than the U.S. dollar have been translated using the average foreign exchange rates in effect for 2022 and compared to the reported results for 2022.

	For the year ended November 30, 2024
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis	Impact of Acquisitions & Divestitures	Percentage change on organic basis
Net sales:
Consumer segment:
Americas	0.6%	(0.1)%	0.7%	—%	0.7%
EMEA	7.3%	3.0%	4.3%	—%	4.3%
APAC	(5.1)%	(1.0)%	(4.1)%	—%	(4.1)%
Total Consumer	1.1%	0.3%	0.8%	—%	0.8%
Flavor Solutions segment:
Americas	1.4%	(0.1)%	1.5%	—%	1.5%
EMEA	(3.5)%	2.4%	(5.9)%	(2.3)%	(3.6)%
APAC	4.1%	(1.0)%	5.1%	—%	5.1%
Total Flavor Solutions	0.7%	0.3%	0.4%	(0.5)%	0.9%
Total net sales	0.9%	0.3%	0.6%	(0.2)%	0.8%

	For the year ended November 30, 2024
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Adjusted operating income:
Consumer segment	0.7%	—%	0.7%
Flavor Solutions segment	14.1%	(0.4)%	14.5%
Total adjusted operating income	4.5%	(0.1)%	4.6%

	For the year ended November 30, 2023
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis	Impact of Acquisitions & Divestitures	Percentage change on organic basis
Net sales:
Consumer segment:
Americas	0.4%	(0.4)%	0.8%	(0.7)%	1.5%
EMEA	7.1%	0.9%	6.2%	—%	6.2%
APAC	(1.1)%	(6.2)%	5.1%	—%	5.1%
Total Consumer	1.3%	(0.8)%	2.1%	(0.5)%	2.6%
Flavor Solutions segment:
Americas	10.7%	1.1%	9.6%	—%	9.6%
EMEA	10.3%	(1.9)%	12.2%	(0.7)%	12.9%
APAC	5.6%	(5.4)%	11.0%	—%	11.0%
Total Flavor Solutions	10.1%	(0.2)%	10.3%	(0.1)%	10.4%
Total net sales	4.9%	(0.6)%	5.5%	(0.4)%	5.9%

	For the year ended November 30, 2023
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Adjusted operating income:
Consumer segment	3.5%	(0.9)%	4.4%
Flavor Solutions segment	39.7%	1.2%	38.5%
Total adjusted operating income	11.6%	(0.4)%	12.0%
To present the percentage change in projected 2025 net sales, adjusted operating income, and adjusted earnings per share (diluted) on a constant currency basis, the projected local currency net sales, adjusted operating income, and adjusted net income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at forecasted exchange rates. These figures are then compared to the 2025 local currency projected results, which are translated into U.S. dollars at the average actual exchange rates in effect during the corresponding months of fiscal year 2024. This comparison determines what the 2025 consolidated U.S. dollar net sales, adjusted operating income, and adjusted earnings per share (diluted) would have been if the relevant currency exchange rates had not changed from those of the comparable 2024 periods.

Projections for the Year Ending November 30, 2025
Percentage change in net sales	0% to 2%
Impact of unfavorable foreign currency exchange	1%
Percentage change in organic net sales	1% to 3%

Percentage change in adjusted operating income	3% to 5%
Impact of unfavorable foreign currency exchange	1%
Percentage change in adjusted operating income in constant currency	4% to 6%

Percentage change in adjusted earnings per share - diluted	3% to 5%
Impact of unfavorable foreign currency exchange	2%
Percentage change in adjusted earnings per share - diluted	5% to 7%
LIQUIDITY AND FINANCIAL CONDITION

	2024	2023	2022
Net cash provided by operating activities	$921.9	$1,237.3	$651.5
Net cash used in investing activities	(269.0)	(260.5)	(146.4)
Net cash used in financing activities	(583.1)	(1,184.2)	(487.2)
The primary objective of our financing strategy is to maintain a prudent capital structure that provides the flexibility to pursue our growth objectives. We use a combination of equity and short- and long-term debt. We use short-term debt, primarily in the form of commercial paper, principally to finance ongoing operations. This includes our requirements for working capital, which encompasses accounts receivable, prepaid expenses, other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities. We are committed to maintaining investment grade credit ratings.
Our cash flows from operations enable us to fund operating projects and investments that are designed to meet our growth objectives, service our debt, fund or increase our quarterly dividends, fund capital projects and other investments, and make share repurchases, when appropriate. Due to the cyclical nature of a portion of our business, our cash flow from operations has historically been the strongest during the fourth quarter of our fiscal year. Due to the timing of the interest payments on our debt, interest payments are higher in the first and third quarter of our fiscal year.
We believe that our sources of liquidity, which include existing cash balances, cash flows from operations, existing credit facilities, our commercial paper program, and access to capital markets, will provide sufficient liquidity to meet our debt obligations, including any repayment or refinancing of debt, working capital needs, planned capital expenditures, and payment of anticipated quarterly dividends for at least the next twelve months.
In the cash flow statement, the changes in operating assets and liabilities are presented excluding the translation effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. In addition, in the cash flow statement, the changes in operating assets and liabilities are presented excluding the effect of disposed operating assets and liabilities, as the cash flow associated with dispositions of businesses is presented as an investing activity. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
The reported values of our assets and liabilities held in non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. As of November 30, 2024, the exchange rates for the British pound sterling were higher against the U.S. dollar than on November 30, 2023. Conversely, as of November 30, 2024, the exchange rates for the Euro, Canadian dollar, Mexican peso, Chinese renminbi, Polish zloty, and Australian dollar were lower against the U.S. dollar compared to November 30, 2023.

Operating Cash Flow – Operating cash flow was $921.9 million in 2024, $1,237.3 million in 2023, and $651.5 million in 2022. Net income as well as our working capital management, as more fully described below, impacted operating cash flow. In 2024, the decrease in operating cash flow was primarily driven by higher cash used for working capital, including higher inventory levels and higher employee incentive payments related to the prior year, and the timing of income tax payments partially offset by higher net income. In 2023, the increase was primarily driven by an improvement in cash provided by working capital, which was driven by the lower inventory levels and the lower amount of employee incentive payments associated with the prior years, as well as an increase in dividends received from unconsolidated affiliates. This was partially offset by an increased use of cash associated with accounts payable which partially resulted from our lower level of inventory. In 2022, the decrease in operating cash flow was primarily driven by lower net income, including the effect of net income associated with the gain on sale of our Kitchen Basics business and an intangible asset that are reflected as investing cash flows as well as the higher amount of employee incentive payments associated with the prior year.
Our working capital management – principally related to inventory, trade accounts receivable, and accounts payable – impacts our operating cash flow. The change in inventory was a significant use of cash from operations in 2024 and 2022 and a significant source of cash from operations in 2023. The change in trade accounts receivable was a moderate use of cash in 2024 and 2022 and a source of cash in 2023. The change in accounts payable was a significant source of cash in 2024 and 2022 and a use of cash in 2023.
In addition to operating cash flow, we also use a cash conversion cycle (CCC) to measure our working capital management. This metric is different than operating cash flow in that it uses average balances instead of specific point in time measures. CCC is a calculation of the number of days, on average, that it takes us to convert a cash outlay for resources, such as raw materials, to a cash inflow from collection of accounts receivable. Our goal is to lower our CCC over time. We calculate CCC as follows:
Days sales outstanding (average trade accounts receivable divided by average daily net sales) plus days in inventory (average inventory divided by average daily cost of goods sold) less days payable outstanding (average trade accounts payable divided by average daily cost of goods sold plus the average daily change in inventory).
The following table outlines our cash conversion cycle (in days) over the last three years:

	2024	2023	2022
Cash Conversion Cycle	36	40	51
The decrease in CCC in 2024 from 2023 was primarily due to a reduction in our days in inventory as a result of inventory management based on demand planning. The decrease in CCC in 2023 from 2022 was primarily due to a reduction in our days in inventory as a result of reducing our inventory based on demand planning and elimination of excess safety stock utilized to remedy service issues associated with the COVID-19 pandemic.
As more fully described in Note 1 of notes to our consolidated financial statements, we participate in a Supply Chain Financing program (SCF) with several global financial institutions (SCF Banks). Under the SCF, qualifying suppliers may elect to sell their receivables from us to an SCF Bank, enabling participating suppliers to negotiate their receivables sales arrangements directly with the respective SCF Bank. We are not party to those agreements and have no economic interest in a supplier’s decision to sell a receivable. All outstanding amounts related to suppliers participating in the SCF are recorded within the line item 'Trade accounts payable' in our condensed consolidated balance sheets, and the associated payments are included in operating activities in our consolidated statements of cash flows. As of November 30, 2024 and 2023, the amounts due to suppliers participating in the SCF and included in trade accounts payable were approximately $417.4 million and $300.5 million, respectively.
The terms of our payment obligations are not impacted by a supplier's participation in the SCF. Our payment terms with our suppliers for similar materials within individual markets are consistent between those suppliers that elect to participate in the SCF and those suppliers that do not participate. Accordingly, our average days outstanding are not significantly impacted by the portion of suppliers included in the SCF. Future changes in our suppliers’ financing policies or economic developments, such as shifts in interest rates, general market liquidity, or our creditworthiness relative to participating suppliers, could affect those suppliers’ participation in the SCF and/or our ability to negotiate extended payment terms with them. However, any such impacts are difficult to predict.
Investing Cash Flow – Net cash used in investing activities was $269.0 million in 2024, $260.5 million in 2023, and $146.4 million in 2022. Our primary investing cash flows include cash used for capital expenditures as well as cash provided by the sale of businesses or other assets. Capital expenditures, including expenditures for capitalized software, were $274.9 million in 2024, $263.9 million in 2023, and $262.0 million in 2022. We expect 2025 capital expenditures to approximate $300 million. In 2022, we received $95.2 million net cash proceeds from the sale of our Kitchen Basics business and $13.6 million net cash proceeds from the sale of the Kohinoor brand name.
Financing Cash Flow – Net cash associated with financing activities was a use of cash of $583.1 million in 2024, $1,184.2 million in 2023, and $487.2 million in 2022. The variability between years is principally a result of changes in our net borrowings, share repurchase activity, and dividends, all as described below.
The following table outlines our net borrowing activities:

	2024	2023	2022
Net increase (decrease) in short-term borrowings	$211.1	$(964.6)	$698.3
Proceeds from issuance of long-term debt, net of debt issuance costs	494.5	495.3	—
Repayments of long-term debt	(801.1)	(268.1)	(772.0)
Net cash (used in) net borrowing activities	$(95.5)	$(737.4)	$(73.7)
In 2024, we repaid $801.1 million of long-term debt, including the $700.0 million, 3.15% notes that matured in August 2024 as well as $55.0 million, 7.63% to 8.12% notes that matured in August and October 2024. We also issued $500.0 million of 4.70% notes due 2034, with net cash proceeds received of $495.5 million.
In 2023, we repaid $268.1 million of long-term debt, including the $250.0 million, 3.50% notes that matured on September 1, 2023. We also issued $500.0 million of 4.95% notes due 2033, with net cash proceeds received of $496.4 million.
In 2022, we repaid $772.0 million of long-term debt, including the $750 million, 2.70% notes that matured on August 15, 2022.
The following table outlines the activity in our share repurchase program:

	2024	2023	2022
Number of shares of common stock	0.7	0.5	0.4
Dollar amount	$53.1	$35.7	$38.8
As of November 30, 2024, $448 million remained of a $600 million share repurchase program that was authorized by our Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During 2024, 2023, and 2022, we received proceeds from exercised stock options of $17.5 million, $16.6 million, and $41.4 million, respectively. We repurchased $9.0 million, $10.8 million, and $19.4 million of common stock during 2024, 2023, and 2022, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.
Our dividend history over the past three years is as follows:

	2024	2023	2022
Total dividends paid	$451.0	$418.5	$396.7
Dividends paid per share	1.68	1.56	1.48
Percentage increase per share	7.7%	5.4%	8.8%
In November 2024, the Board of Directors approved a 7.1% increase in the quarterly dividend from $0.42 to $0.45 per share.
Most of our cash is in our subsidiaries outside of the U.S. We manage our worldwide cash requirements by considering available funds among the many subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions. As of November 30, 2024, we have $1.6 billion of earnings from our non-U.S. subsidiaries and joint ventures that are considered indefinitely reinvested. We have not provided any deferred taxes with respect to items such as foreign withholding taxes, other income taxes, or foreign exchange gains or losses with respect to these earnings. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
At November 30, 2024 and 2023, we temporarily used $509.2 million and $531.4 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During the year, our short-term borrowings vary, but are lower at the end of a year or quarter. The average short-term borrowings outstanding for the years ended

November 30, 2024, 2023, and 2022 were $1,043.1 million, $1,121.9 million, and $1,117.0 million, respectively. Those average short-term borrowings outstanding for the years ended November 30, 2024, 2023, and 2022 included average commercial paper borrowings of $1,033.8 million, $1,098.4 million, and $1,080.4 respectively. The total average debt outstanding for the years ended November 30, 2024, 2023, and 2022 was $4,966.4 million, $5,197.8 million, and $5,422.0 million, respectively.
Credit and Capital Markets – The following summarizes the more significant impacts of credit and capital markets on our business:
CREDIT FACILITIES – Cash flows from operating activities are our primary source of liquidity for funding growth, share repurchases, dividends, and capital expenditures. We also rely on our revolving credit facilities, or borrowings backed by these facilities, to fund working capital needs and other general corporate requirements.
Our committed revolving credit facilities include a five-year $1.5 billion revolving credit facility, which will expire in June 2026 and a 364-day $500 million revolving credit facility, which was entered into in August 2024 and will expire in August 2025. The current pricing for the five-year credit facility, on a fully drawn basis, is Term SOFR plus 1.25%. The pricing of that credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.75%. The current pricing for the 364-day credit facility, on a fully drawn basis, is Term SOFR plus 1.23%. The pricing of that credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.60%.
The provisions of each revolving credit facility restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. We do not expect that this covenant would limit our access to either revolving credit facilities for the foreseeable future. The terms of those revolving credit facilities are more fully described in Note 5 of the notes to the consolidated financial statements.
We generally use our revolving credit facilities to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facilities. These facilities are made available by a syndicate of banks, with various commitments per bank. If any of the banks in these syndicates are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. We engage in regular communication with all banks participating in our credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. In addition to our committed revolving credit facilities, we have uncommitted facilities of $326.8 million as of November 30, 2024 that can be withdrawn based upon the lenders' discretion. See Note 5 of notes to our consolidated financial statements for more details on our financing arrangements.
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. Our primary obligations include principal and interest payments on our outstanding short-term borrowings and long-term debt. In the next year, our most significant debt service obligation is the maturity of our $250.0 million, 3.25% notes due in November 2025. Detail on these contractual obligations follows:
MATERIAL CASH REQUIREMENTS
The following table reflects a summary of our future material cash requirements as of November 30, 2024:

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$483.1	$483.1	$—	$—	$—
Long-term debt, including finance leases	3,919.8	265.2	1,269.0	28.3	2,357.3
Interest payments(a)	959.2	124.5	218.5	241.5	374.7
Total contractual cash obligations	$5,362.1	$872.8	$1,487.5	$269.8	$2,732.0

(a)Interest payments include expected interest payments on long-term debt. Our short-term borrowings, principally consisting of commercial paper, have short-term maturities. See Note 5 of notes to our consolidated financial statements for additional information.

Our other cash requirements at November 30, 2024, include raw material purchases, lease payments, income taxes, and pension and postretirement benefits. We acquire various raw materials to satisfy our obligations to our customers, and these outstanding purchase obligations can fluctuate throughout the year based on our response to varying raw material cycles; however, these commitments generally do not extend past one year. In addition, we also have a series of commercial commitments, largely consisting of standby letters of credit. Our standby letters of credit, leases, and pension and other post-retirement obligations are more fully described in Notes 5, 6 and 10, respectively, of notes to our consolidated financial statements.
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
PENSION ASSETS AND OTHER INVESTMENTS – We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash contributions to pension plans, including unfunded plans, were $10.0 million in 2024, $9.2 million in 2023, and $11.4 million in 2022. It is expected that the 2025 total pension plan contributions will be approximately $10 million. Future increases or decreases in pension liabilities and required cash contributions are highly dependent upon changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all of our qualified defined benefit pension plans, approximately 18% of assets are invested in equities, 75% in fixed income investments and 7% in other investments. Assets associated with our nonqualified defined benefit pension plan are primarily invested in corporate-owned life insurance, the value of which approximates an investment mix of 50% in equities and 50% in fixed income investments. See Note 10 of notes to our consolidated financial statements, which provides details on our pension funding.
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

MARKET RISK SENSITIVITY
We utilize derivative financial instruments to enhance our ability to manage risk, including foreign exchange and interest rate exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. The information presented below should be read in conjunction with Notes 5 and 7 of notes to our consolidated financial statements.
Foreign Exchange Risk – We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the effects of foreign currency on loans between subsidiaries and unconsolidated affiliates; and cash flows related to repatriation of earnings from unconsolidated affiliates. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Chinese renminbi, Canadian dollar, Australian dollar, Polish zloty, Singapore dollar, Swiss franc, and Mexican peso, as well as the Euro versus the British pound sterling, Australian dollar, and Polish zloty, and finally the Canadian dollar versus the British pound sterling. We routinely enter into foreign currency exchange contracts to manage certain of these foreign currency risks.
During 2024, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in our subsidiaries with a functional currency of the Mexican peso, Euro, Australian dollar, and Chinese renminbi.

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
The following table summarizes the foreign currency exchange contracts held at November 30, 2024. All contracts are valued in U.S. dollars using year-end 2024 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments, or anticipated transactions.
FOREIGN CURRENCY EXCHANGE CONTRACTS AT NOVEMBER 30, 2024

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
British pound sterling	U.S. dollar	$245.3	1.27	$(0.7)
Canadian dollar	U.S. dollar	65.9	1.26	1.9
Euro	U.S. dollar	27.6	1.10	0.8
Polish zloty	U.S. dollar	2.8	3.98	0.1
U.S. dollar	Australian dollar	89.9	0.65	0.3
Swiss franc	U.S. dollar	75.0	1.14	(0.9)
U.S. dollar	Singapore dollar	17.9	1.35	0.1
U.S. dollar	Euro	86.5	1.05	0.4
U.S. dollar	Canadian dollar	21.4	1.41	0.1
Australian dollar	Euro	21.6	1.66	(0.3)
U.S. dollar	Chinese renminbi	268.4	7.00	(8.2)
Polish zloty	Euro	5.5	4.34	—
Canadian dollar	British pound sterling	27.8	1.76	(0.1)
British pound sterling	Euro	45.2	0.85	(0.8)
U.S. dollar	Mexican peso	8.5	20.66	(0.1)
We had a number of smaller contracts at November 30, 2024 with an aggregate notional value of $24.9 million to purchase or sell other currencies. The aggregate fair value of these contracts was $0.1 million at November 30, 2024.
At November 30, 2023, we had foreign currency exchange contracts with an aggregate notional value of $1,000.4 million to purchase or sell other currencies. The aggregate fair value of these contracts was a loss of $13.5 million at November 30, 2023.
We also utilized cross currency interest rate swap contracts that are considered net investment hedges.
As of November 30, 2024 and 2023, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at USD Secured Overnight Financing Rate (SOFR) plus 0.907% and pay £194.1 million at three-month GBP SONIA plus 0.859% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP SONIA plus 0.859% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross-currency interest rate swap contracts expire in August 2027.
As of November 30, 2024 and 2023, we also had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at USD SOFR plus 0.684% and pay £184.1 million at GBP SONIA plus 0.574% and (ii) £184.1 million notional value to receive £184.1 million at GBP SONIA plus 0.574% and pay €219.2 million at Euro ESTR plus 0.667%. These contracts expire in April 2030.
Interest Rate Risk – Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We are exposed to interest rate volatility, with primary exposures related to movements in U.S. Treasury rates, Secured Overnight Financing Rate (SOFR), and commercial paper rates.
We also use interest rate swaps to minimize financing costs and to achieve a desired mix of fixed and variable rate debt. As of November 30, 2024 and 2023, we had interest rate swap contracts of $600 million notional value outstanding to receive fixed rate interest and pay variable rate interest. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2024. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.
YEARS OF MATURITY AT NOVEMBER 30, 2024

	2025	2026	2027	2028	Thereafter	Total	Fair value
Debt
Fixed rate	$299.1	$509.3	$759.7	$10.3	$2,375.3	$3,953.7	$3,711.0
Average interest rate	3.29%	0.95%	3.40%	3.46%	3.57%
Variable rate	$449.2	$—	$—	$—	$—	$449.2	$449.2
Average interest rate	4.71%	—%	—	—	—
The table above displays the debt, including finance leases, by the terms of the original debt instrument without consideration of fair value, interest rate swaps, and any loan discounts or origination fees. Interest rate swaps have the following effects:
•We issued $250 million of 3.25% notes due in 2025 in November 2015. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these notes at a weighted-average fixed rate of 3.45%. Separately, the fixed interest rate on $100 million of the 3.25% notes due in December 2025 was effectively converted to a variable rate by interest rate swaps through the notes maturity in 2025. Net interest payments are based on USD SOFR plus 1.487% with an effective variable rate of 5.92% as of November 30, 2024.
•We issued $750 million of 3.40% notes due in 2027 in August 2017. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these $750 million notes at a weighted-average fixed rate of 3.44%. Separately, the fixed interest rate on $250 million of the 3.40% notes due in August 2027 was effectively converted to a variable rate by interest rate swaps through the notes maturity in 2027. Net interest payments are based on USD SOFR plus 0.907% with an effective variable rate of 5.73% as of November 30, 2024.
•We issued $500 million of 2.50% notes due April 15, 2030. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these $500 million notes at a weighted-average fixed rate of 2.62%. Separately, the fixed interest rate on $250 million of the 2.50% notes due in April 2030 was effectively converted to a variable rate by interest rate swaps through the notes maturity in 2030. Net interest payments are based on USD SOFR plus 0.684% with an effective variable rate of 5.22% as of November 30, 2024.
•We issued $500 million of 4.95% notes due April 15, 2033. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these $500 million notes at a weighted-average fixed rate of 5.00%.
•We issued $500 million of 4.70% notes due October 15, 2034. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these $500 million notes at a weighted-average fixed rate of 4.68%.

Commodity Risk – We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions, and other factors beyond our control. In 2024, our most significant raw materials were dairy products, pepper, onion, garlic, capsicums (red peppers and paprika), tomato products, sugar and salts. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk.
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
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
In preparing the financial statements, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue, and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk, and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to U.S. GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets and prepaid allowances. Our most critical accounting estimates and assumptions, which are those that have or are reasonably likely to have a material impact on our financial condition or results of operations, are in the following areas:
Customer Contracts
In several of our major geographic markets, the consumer segment sells our products by entering into annual or multi-year customer arrangements. Known or expected pricing or revenue adjustments, such as trade discounts, rebates, or returns, are estimated at the time of sale. Where applicable, future reimbursements are estimated based on current expectations regarding what was earned through these programs as of the balance sheet date. Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one-year or shorter duration. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. Certain of our customer arrangements are annual arrangements such that the degree of estimates that affects revenue reduces as a year progresses. We do not believe that there will be significant changes to our estimates of customer consideration when any uncertainties are resolved with customers.
Goodwill Impairment
Our reporting units are aligned with our operating segments. Determining the fair value of a reporting unit involves significant judgment and the use of estimates and assumptions, as detailed in Note 1 of our consolidated financial statements. We estimate fair value using a discounted cash flow model, which calculates this value by present valuing the future expected cash flows of our reporting units with a market-based discount rate. As required by the quantitative goodwill impairment test, we then compare the calculated estimated fair value of each reporting unit to its carrying amount, including intangible assets and goodwill. If the carrying amount exceeds the estimated fair value, an impairment charge is recognized.
As of November 30, 2024, we had $5,227.5 million of goodwill recorded in our balance sheet ($3,583.1 million in the consumer segment and $1,644.4 million in the flavor solutions segment). Our fiscal year 2024 impairment testing indicated that the estimated fair values of our reporting units were significantly in excess of their carrying values. Accordingly, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill. However, variances between the actual performance of the businesses and the assumptions that were used in developing the estimates of fair value could result in impairment charges in future periods.
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
The estimation of fair values of our brand names and trademarks requires us to make significant assumptions, including expectations regarding sales and profits of the respective brands and trademarks, related royalty rates, income tax rates, and appropriate discount rates. These discount rates are based, in part, on current interest rates, adjusted for our assessment of reasonable country- and brand-specific risks, considering both past performance and anticipated future performance of the related brand names and trademarks. The assumptions used to assess impairment consider historical trends, macroeconomic conditions, and projections consistent with our operating strategy. Changes in these estimates can have a significant impact on the assessment of fair value which could result in material impairment losses.
As of November 30, 2024, we had $3,043.9 million of brand name assets and trademarks recognized in our consolidated balance sheet, and none of the balances exceeded their estimated fair values at that date. Of the $3,043.9 million in brand name assets and trademarks as of November 30, 2024: (i) $2,320.0 million relates to the French’s, Frank’s RedHot, and Cattlemen’s brand names and trademarks which we group for purposes of our impairment analysis; (ii) $380.0 million relates to the Cholula brand names and trademarks associated with the acquisition of Cholula in November 2020; and (iii) the remaining $343.9 million represents various other brand name assets and trademarks with individual carrying values ranging from $106.4 million to $0.2 million. The percentage excess of estimated fair value over respective book values for each of our brand names and trademarks exceeded 20% as of our fourth quarter annual impairment assessment except for one brand name that has a carrying value of $4.6 million.

Income Taxes
We estimate income taxes and file tax returns in each taxing jurisdiction where we operate and are required to do so. At the end of each year, we record an estimate for income taxes in our financial statements. Tax returns are typically filed in the third or fourth quarter of the subsequent year. At that time, we perform a reconciliation of the estimate to the final tax return, which may result in changes to the original estimate. While we believe our tax return positions are appropriately supported, tax authorities may challenge certain positions. We evaluate our uncertain tax positions in accordance with GAAP guidance for uncertainty in income taxes. We recognize a tax benefit when it is more likely than not that the position will be sustained upon examination, based on its technical merits. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Any change in judgment regarding the expected resolution of uncertain tax positions is recognized in earnings in the quarter of such change. We believe our reserve for uncertain tax positions, including related interest and penalties, is adequate.
As of November 30, 2024, the Company had $20.6 million of unrecognized tax benefits, including interest and penalties, recorded in Other long-term liabilities. The amounts ultimately paid upon resolution of audits could differ materially from those previously included in our income tax expense, potentially impacting our tax provision, net income, and cash flows. We have also recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, we have considered future taxable income and tax planning strategies, both of which involve a number of estimates, as more fully described in Note 1 of notes to our consolidated financial statements.
Pension Benefits
Pension plan costs require the use of assumptions regarding discount rates, investment returns, projected salary increases, and mortality rates. We review the actuarial assumptions used in our pension benefit reporting annually and compare them with external benchmarks to ensure they accurately reflect our future pension benefit obligations. While we believe these assumptions are appropriate, changes in various factors—such as actual returns on plan assets versus expected returns, as well as projected future rates of return—can affect the pension expense or income recognized. Specifically, a 1% increase or decrease in the actuarial assumption for the discount rate would impact our 2025 pension benefit expense by approximately $0.1 million. Similarly, a 1% increase or decrease in the expected return on plan assets would affect the 2025 pension expense by approximately $9.5 million.
We will continue to evaluate the appropriateness of the assumptions used in the measurement of our pension benefit obligations. In addition, see Note 10 of notes to our consolidated financial statements for a discussion of these assumptions and the effects on the financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
This information is set forth in the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 7 of our notes to consolidated financial statements.

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
We conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this assessment. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our assessment, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2024.
Our internal control over financial reporting as of November 30, 2024 has been audited by Ernst & Young LLP.

Brendan M. Foley

Chairman, President & Chief Executive Officer

Marcos M. Gabriel

Executive Vice President & Chief Financial Officer

Gregory P. Repas

Vice President & Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McCormick & Company, Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 30, 2024 and 2023, the related consolidated income statements, statements of comprehensive income, cash flow statements and statements of shareholders’ equity for each of the three years in the period ended November 30, 2024, and the related notes and the financial statement schedule listed in the Index at item 15(2) and our report dated January 23, 2025 expressed an unqualified opinion thereon.

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
January 23, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated (the Company) as of November 30, 2024 and 2023, the related consolidated income statements, statements of comprehensive income, cash flow statements and statements of shareholders’ equity for each of the three years in the period ended November 30, 2024, and the related notes and financial statement schedule listed in the Index at item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 23, 2025 expressed an unqualified opinion thereon.

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

Valuation of Indefinite-lived Intangible Assets

Description of the Matter
At November 30, 2024, the Company's indefinite-lived intangible assets consist of brand names and trademarks with an aggregate carrying value of approximately $3.0 billion. As explained in Note 1 to the consolidated financial statements, these assets are assessed for impairment at least annually using the relief-from-royalty methodology to determine their fair values. If the fair value of any brand name or trademark is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference.

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

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls over the Company’s indefinite-lived intangible asset impairment assessments, including controls over management’s review of its asset groupings and the significant assumptions described above. We tested controls over the review of methodologies used, significant assumptions and inputs, asset groupings, and completeness and accuracy of the data used in the measurements.

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

Baltimore, Maryland
January 23, 2025

CONSOLIDATED INCOME STATEMENTS

for the year ended November 30 (millions except per share data)	2024	2023	2022
Net sales	$6,723.7	$6,662.2	$6,350.5
Cost of goods sold	4,132.7	4,159.7	4,076.0
Gross profit	2,591.0	2,502.5	2,274.5
Selling, general and administrative expense	1,521.2	1,478.3	1,357.1
Transaction and integration expenses	—	—	2.2
Special charges	9.5	61.2	51.6
Operating income	1,060.3	963.0	863.6
Interest expense	209.4	208.2	149.1
Other income, net	47.4	43.9	98.3
Income from consolidated operations before income taxes	898.3	798.7	812.8
Income tax expense	184.0	174.5	168.6
Net income from consolidated operations	714.3	624.2	644.2
Income from unconsolidated operations	74.2	56.4	37.8
Net income	$788.5	$680.6	$682.0
Earnings per share–basic	$2.94	$2.54	$2.54
Earnings per share–diluted	$2.92	$2.52	$2.52
See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the year ended November 30 (millions)	2024	2023	2022
Net income	$788.5	$680.6	$682.0
Net income attributable to non-controlling interest	7.5	5.5	6.2
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	(24.3)	(3.1)	149.2
Currency translation adjustments	(90.7)	92.5	(161.8)
Change in derivative financial instruments	3.3	(6.8)	3.3
Deferred taxes	4.6	8.0	(46.8)
Total other comprehensive income (loss)	(107.1)	90.6	(56.1)

Comprehensive income	$688.9	$776.7	$632.1
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

at November 30 (millions)	2024	2023
Assets
Cash and cash equivalents	$186.1	$166.6
Trade accounts receivable, net of allowances	587.4	587.5
Inventories	1,239.9	1,126.5
Prepaid expenses and other current assets	125.6	121.0
Total current assets	2,139.0	2,001.6
Property, plant and equipment, net	1,413.0	1,324.7
Goodwill	5,227.5	5,260.1
Intangible assets, net	3,318.9	3,356.7
Other long-term assets	971.9	919.2
Total assets	$13,070.3	$12,862.3
Liabilities
Short-term borrowings	$483.1	$272.2
Current portion of long-term debt	265.2	799.3
Trade accounts payable	1,238.1	1,119.3
Other accrued liabilities	896.4	908.1
Total current liabilities	2,882.8	3,098.9
Long-term debt	3,593.6	3,339.9
Deferred taxes	840.5	861.2
Other long-term liabilities	436.6	478.8
Total liabilities	7,753.5	7,778.8
Shareholders’ equity
Common stock; 640.0 shares authorized; 15.7 and 16.8 shares issued and outstanding, respectively	587.6	597.1
Common stock non-voting; 640.0 shares authorized; 252.3 and 251.3 shares issued and outstanding, respectively	1,649.6	1,602.5
Retained earnings	3,545.0	3,249.7
Accumulated other comprehensive loss	(491.2)	(388.6)
Total McCormick shareholders’ equity	5,291.0	5,060.7
Non-controlling interests	25.8	22.8
Total shareholders’ equity	5,316.8	5,083.5
Total liabilities and shareholders’ equity	$13,070.3	$12,862.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENTS

for the year ended November 30 (millions)	2024	2023	2022
Operating activities
Net income	$788.5	$680.6	$682.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208.8	199.3	200.6
Stock-based compensation	47.4	63.4	60.3
Loss (gain) on the sale of businesses	—	1.2	(63.2)
Asset impairments included in special charges	—	—	10.0
(Gain) loss on sale of assets	(2.1)	0.2	(0.5)
Deferred income tax expense (benefit)	(30.3)	(5.4)	21.8
Income from unconsolidated operations	(74.2)	(56.4)	(37.8)
Changes in operating assets and liabilities (net of effect of businesses acquired and disposed):
Trade accounts receivable	(20.5)	3.4	(45.8)
Inventories	(125.0)	225.0	(205.3)
Trade accounts payable	135.1	(68.1)	125.3
Other assets and liabilities	(72.6)	109.0	(129.9)
Dividends received from unconsolidated affiliates	66.8	85.1	34.0
Net cash provided by operating activities	921.9	1,237.3	651.5
Investing activities
Proceeds from sale of business	—	1.0	95.2
Proceeds from sale of intangible asset	—	—	13.6
Capital expenditures (including expenditures for capitalized software)	(274.9)	(263.9)	(262.0)
Other investing activities	5.9	2.4	6.8
Net cash used in investing activities	(269.0)	(260.5)	(146.4)
Financing activities
Short-term borrowings (repayments), net	211.1	(964.6)	698.3
Proceeds from issuances of long-term debt	495.5	496.4	—
Payment of debt issuance costs	(1.0)	(1.1)	—
Long-term debt repayments	(801.1)	(268.1)	(772.0)
Proceeds from exercised stock options	17.5	16.6	41.4
Taxes withheld and paid on employee stock awards	(9.0)	(10.8)	(19.4)
Common stock acquired by purchase	(53.1)	(35.7)	(38.8)
Dividends paid	(451.0)	(418.5)	(396.7)
Other financing activities	8.0	1.6	—
Net cash used in financing activities	(583.1)	(1,184.2)	(487.2)
Effect of exchange rate changes on cash and cash equivalents	(50.3)	40.0	(35.6)
Increase (decrease) in cash and cash equivalents	19.5	(167.4)	(17.7)
Cash and cash equivalents at beginning of year	166.6	334.0	351.7
Cash and cash equivalents at end of year	$186.1	$166.6	$334.0
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2021	17.8	249.5	$2,055.1	$2,782.4	$(426.5)	$14.5	$4,425.5
Net income			—	682.0	—	—	682.0
Net income attributable to non-controlling interest			—	—	—	6.2	6.2
Other comprehensive income (loss), net of tax			—	—	(54.1)	(2.0)	(56.1)
Dividends			—	(402.3)	—	—	(402.3)
Stock-based compensation			60.3	—	—	—	60.3
Shares purchased and retired	(0.7)	—	(20.0)	(39.6)	—	—	(59.6)
Shares issued	1.4	—	43.2	—	—	—	43.2
Equal exchange	(1.1)	1.1	—	—	—	—	—
Balance, November 30, 2022	17.4	250.6	$2,138.6	$3,022.5	$(480.6)	$18.7	$4,699.2
Net income			—	680.6	—	—	680.6
Net income attributable to non-controlling interest			—	—	—	5.5	5.5
Other comprehensive income (loss), net of tax			—	—	92.0	(1.4)	90.6
Dividends			—	(426.6)	—	—	(426.6)
Stock-based compensation			63.4	—	—	—	63.4
Shares purchased and retired	(0.6)	—	(20.6)	(26.8)	—	—	(47.4)
Shares issued	0.7	—	18.2	—	—	—	18.2
Equal exchange	(0.7)	0.7	—	—	—	—	—
Balance, November 30, 2023	16.8	251.3	$2,199.6	$3,249.7	$(388.6)	$22.8	$5,083.5
Net income				788.5	—	—	788.5
Net income attributable to non-controlling interest			—	—	—	7.5	7.5
Other comprehensive loss, net of tax			—	—	(102.6)	(4.5)	(107.1)
Dividends			—	(459.1)	—	—	(459.1)
Stock-based compensation			47.4	—	—	—	47.4
Shares purchased and retired	(0.9)	—	(29.6)	(34.1)	—	—	(63.7)
Shares issued	0.8	—	19.8	—	—	—	19.8
Equal exchange	(1.0)	1.0	—	—	—	—	—
Balance, November 30, 2024	15.7	252.3	$2,237.2	$3,545.0	$(491.2)	$25.8	$5,316.8
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
Foreign Currency Translation
For majority-owned or controlled subsidiaries and affiliates located outside of the U.S. that use functional currencies other than the U.S. dollar, asset and liability accounts are translated at the exchange rates in effect at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income (loss), which is a separate component of shareholders’ equity. Income and expense items are translated at average monthly exchange rates. Gains and losses from foreign currency transactions of these majority-owned or controlled subsidiaries and affiliates—specifically, transactions denominated in currencies other than their functional currency—are included in net income, except for intercompany transactions designated as long-term investments.
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
Computer Software
We capitalize costs of software developed or obtained for internal use. Capitalized software development costs include only (1) direct costs paid to others for materials and services to develop or buy the software, (2) payroll and payroll-related costs for employees who work directly on the software development project, and (3) interest costs while developing the software. Capitalization of these costs stops, and amortization begins, when the project is substantially complete and ready for use.
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

Accounts Payable - Supplier Finance Program
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We offer certain suppliers access to a third-party Supply Chain Finance program (SCF) with several global financial institutions (SCF Banks). The terms of our payment obligation are not impacted by a supplier’s participation in the SCF. Under the SCF, qualifying suppliers may elect to sell their receivables from us to a SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the respective SCF Bank. While we are not party to those agreements, the SCF Banks allow the participating suppliers to utilize our creditworthiness in establishing credit spreads and associated costs. This generally provides the suppliers with more favorable terms than they would be able to secure on their own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with a SCF Bank, the supplier elects which of our individual invoices they sell to the SCF bank. However, all of our payments to participating suppliers are paid to the SCF Bank on the invoice due date, regardless of whether the individual invoice is sold by the supplier to the SCF Bank. The SCF Bank pays the supplier on the invoice due date for any invoices that were not previously sold by the supplier to the SCF Bank.
Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from zero to 180 days dependent upon their respective industry and geography. All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled "Trade accounts payable" in our consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of November 30, 2024 and 2023, the amount due to suppliers participating in the SCF and included in "Trade accounts payable" were approximately $417.4 million and $300.5 million, respectively.

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
The following table sets forth our net sales by the Americas, Europe, Middle East and Africa (EMEA) and Asia/Pacific (APAC) geographic regions:

(millions)	Americas	EMEA	APAC	Total
2024	$4,801.9	$1,239.3	$682.5	$6,723.7
2023	$4,756.9	$1,212.8	$692.5	$6,662.2
2022	$4,551.7	$1,116.4	$682.4	$6,350.5
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

Significant Judgments
Sales are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. Where applicable, future reimbursements are estimated based on a combination of historical patterns and the Company's then-current expectations regarding what was earned through these programs as of the balance sheet date. Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one-year or shorter duration. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. The adjustments recognized during the years ended November 30, 2024, 2023, and 2022 resulting from updated estimates of revenue for prior year product sales were not significant. The unsettled portion remaining in accrued liabilities for these activities was $206.4 million and $195.3 million at November 30, 2024 and 2023, respectively.
Shipping and Handling
Shipping and handling costs on our products sold to customers related to activities that occur before the customer has obtained control of a good are included in cost of goods sold in the consolidated income statement.
Brand Marketing Support
Total brand marketing support costs, which are included in our consolidated income statement in the line entitled "Selling, general and administrative expense," were $265.0 million, $247.1 million and $240.4 million for 2024, 2023, and 2022, respectively. Brand marketing support costs include advertising and promotions but exclude trade funds paid to customers for such activities. All trade funds paid to customers are reflected in the consolidated income statement as a reduction of net sales. Promotion costs include public relations, shopper marketing, social marketing activities, general consumer promotion activities and depreciation of assets used in these promotional activities. Advertising costs include the development, production and communication of advertisements through television, digital, print and radio. Development and production costs are expensed in the period in which the advertisement is first run. All other costs of advertising are expensed as incurred. Advertising expense was $218.8 million, $198.1 million and $187.2 million for 2024, 2023, and 2022, respectively.
Research and Development
Research and development costs are expensed as incurred and are included in our consolidated income statement in the line entitled "Selling, general and administrative expense." Research and development expense was $102.9 million, $94.9 million and $87.5 million for 2024, 2023, and 2022, respectively.
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
Derivative Instruments
We record all derivatives on our balance sheet at fair value. The fair value of derivative instruments is recorded in our consolidated balance sheet on the lines entitled “Other current assets," "Other long-term assets," "Other accrued liabilities," or "Other long-term liabilities" depending on their fair value and maturity. Gains and losses representing either hedge ineffectiveness, hedge components excluded from the assessment of effectiveness, or hedges of translational exposure are recorded in our consolidated income statement in the lines entitled "Other income (expense), net" or "Interest expense." In our consolidated cash flow statement, settlements of cash flow and fair value hedges are classified as operating activities; settlements of all other derivative instruments, including instruments for which hedge accounting has been discontinued, are classified consistent with the nature of the instruments.
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
In November 2024, the FASB issued ASU No. 2024-03: Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures that requires more detailed disclosure about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expense and depreciation expense. The guidance is effective for our annual period ending November 30, 2028 and our interim periods during the fiscal year ending November 30, 2029. The guidance does not affect recognition or measurement in our consolidated financial statements.
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
The following is a summary of special charges recognized for the years ended November 30 (in millions):

	2024	2023	2022
Employee severance and related benefits in the income statement	$2.7	$34.4	$33.8
Other costs in the income statement
Cash	6.8	24.6	7.4
Non-Cash	—	2.2	24.0
Total special charges	$9.5	$61.2	$65.2
Gain on sale of exited brand	—	—	(13.6)
Total special charges	$9.5	$61.2	$51.6
The following is a summary of special charges by business segments for the years ended November 30 (in millions):

	2024	2023	2022
Consumer segment	$3.4	$35.8	$23.9
Flavor solutions segment	6.1	25.4	27.7
Total special charges	$9.5	$61.2	$51.6
As of November 30, 2024 and 2023, reserves associated with special charges of $2.7 million and $25.2 million respectively, are included in "Other accrued liabilities" in our consolidated balance sheet.
We continue to evaluate changes to our organization structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
During 2024, we recognized $9.5 million of special charges, consisting of $4.5 million associated with our GOE program, as more fully described below, and $5.0 million associated with the transition of a manufacturing facility in EMEA, as more fully described below.
During 2023, we recognized $61.2 million of special charges, consisting principally of $42.8 million associated with our GOE program, as more fully described below, $8.7 million associated with the transition of a manufacturing facility in EMEA, as more fully described below, and streamlining actions of $8.8 million in the Americas region, and $0.9 million in the EMEA region.
During 2022, we recognized $51.6 million of special charges, consisting principally of $23.3 million associated with the exit of our consumer business in Russia, as more fully described below, $21.5 million associated with the transition of a manufacturing facility in EMEA, as more fully described below, and streamlining actions of $8.0 million in the Americas region, and $7.1 million in the EMEA region, and $5.6 million associated with a U.S. voluntary retirement program, as more fully described below. These charges were partially offset by a $13.6 million gain on the sale of our Kohinoor brand, as well as a reversal of $2.2 million of estimated costs associated with the exit of our rice product line in India upon settlement of a supply agreement related to that product line.
In 2022, our Management Committee approved the GOE program. The GOE program included a voluntary retirement plan, which included enhanced separation benefits to certain U.S. employees aged 55 years or older with at least ten years of service to the Company. This voluntary retirement plan commenced in November 2022 and participants were required to submit their notifications by December 30, 2022. As of November 30, 2022, we had accrued special charges of $5.6 million consisting of employee severance and related benefits. Upon all eligible employees submitting their notifications by the end of December 2022, we accrued an additional $19.7 million during the first quarter of 2023. All related payments were made in fiscal year 2023 as all of the affected employees retired from the Company in 2023. Other special charges recognized during the year ended November 30, 2023, under our GOE program included $13.4 million in severance and related benefits costs and $9.7 million of third-party expenses and other costs. Other special charges recognized during the year ended November 30, 2024, under our GOE program included $4.2 million in severance and related benefit costs and $0.3 million of third-party expenses and other costs.
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
In 2022, our Management Committee approved an initiative to consolidate our manufacturing operations in the United Kingdom into a net-zero carbon condiments manufacturing and distribution center facility with state-of-the-art technology. We expect to execute these changes to our supply chain operations and improve profitability, from a combination of lower headcount and non-headcount costs, by consolidating our operations into a scalable platform while expanding our capacity. We expect the cost of the initiative to approximate $41 million—to be recognized as special charges in our consolidated income statement through 2024 - including employee severance and related benefits, non-cash accelerated depreciation, equipment relocation costs, decommissioning and other property related lease exit costs, all directly related to the initiative. During 2024, we recognized a reversal of $1.5 million associated with severance and related benefit costs, based on a change in estimate, and $6.5 million in third-party expenses and other costs. During 2023, we recognized $1.6 million in accelerated depreciation and $7.1 million in third party expenses and other costs. During 2022, we recognized $12.6 million in severance and related benefits costs, $6.2 million in accelerated depreciation, and $2.7 million in third-party expenses and other costs.
3.  GOODWILL AND INTANGIBLE ASSETS
The following table displays intangible assets as of November 30:

	2024		2023
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived intangible assets	$537.5	$262.5	$540.4	$229.3
Indefinite-lived intangible assets:
Goodwill	5,227.5	—	5,260.1	—
Brand names and trademarks	3,043.9	—	3,045.6	—
	8,271.4	—	8,305.7	—
Total goodwill and intangible assets	$8,808.9	$262.5	$8,846.1	$229.3
As more fully described in Note 2, in 2022, we exited our consumer business in Russia and recognized a non-cash impairment charge of $10.0 million associated with the Kamis brand name to reduce its carrying value to its estimated fair value.
Intangible asset amortization expense was $35.0 million, $34.9 million and $35.1 million for 2024, 2023, and 2022, respectively. At November 30, 2024, definite-lived intangible assets had a weighted-average remaining life of approximately 9 years.
The changes in the carrying amount of goodwill by segment for the years ended November 30 were as follows:

	2024		2023
(millions)	Consumer	Flavor Solutions	Consumer	Flavor Solutions
Beginning of year	$3,609.6	$1,650.5	$3,568.2	$1,644.7
Decrease from sale of business	—	—	—	(0.4)
Foreign currency fluctuations	(26.5)	(6.1)	41.4	6.2
End of year	$3,583.1	$1,644.4	$3,609.6	$1,650.5

4.  INVESTMENTS IN AFFILIATES
Income from unconsolidated operations was $74.2 million, $56.4 million, and $37.8 million in 2024, 2023, and 2022, respectively. Our principal earnings from unconsolidated affiliates are from our 50% interest in McCormick de Mexico, S.A. de C.V. Profit from this joint venture represented 95% of income from unconsolidated operations in 2024, 95% in 2023 and 84% in 2022.
Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2024	2023	2022
Net sales	$1,281.5	$1,193.2	$998.1
Gross profit	519.3	446.9	338.1
Net income	162.8	124.3	86.5
Current assets	$497.4	$522.1	$494.8
Noncurrent assets	112.7	122.4	109.7
Current liabilities	304.4	336.5	257.7
Noncurrent liabilities	6.9	7.6	8.4
Royalty income from unconsolidated affiliates was $37.0 million, $35.1 million and $27.3 million for 2024, 2023, and 2022, respectively.

5.  FINANCING ARRANGEMENTS
Our outstanding debt, including finance leases, was as follows at November 30:

(millions)	2024	2023
Short-term borrowings
Commercial paper	$431.3	$269.4
Other	51.8	2.8
	$483.1	$272.2
Weighted-average interest rate of short-term borrowings at year-end	4.7%	5.5%

Long-term debt
3.15% notes due 8/15/2024	$—	$700.0
3.25%notes due 11/15/2025(1)	250.0	250.0
0.90% notes due 2/15/2026	500.0	500.0
3.40% notes due 8/15/2027(2)	750.0	750.0
2.50% notes due 4/15/2030(3)	500.0	500.0
1.85% notes due 2/15/2031	500.0	500.0
4.95% notes due 4/15/2033(4)	500.0	500.0
4.70% notes due 10/15/2034(5)	500.0	—
4.20% notes due 8/15/2047	300.0	300.0
7.63%–8.12% notes due 2024	—	55.0
Other, including finance leases	119.8	159.1
Unamortized discounts, premiums, debt issuance costs and fair value adjustments(6)	(61.0)	(74.9)
	3,858.8	4,139.2
Less current portion	265.2	799.3
	$3,593.6	$3,339.9

(1)Interest rate swaps, settled upon the issuance of these notes, effectively set the interest rate on the $250 million notes at a weighted-average fixed rate of 3.45%. Separately, the fixed interest rate on $100 million of the 3.25% notes due in 2025 is effectively converted to a variable rate by interest rate swaps through 2025. Net interest payments are based on USD SOFR plus 1.487% (previously U.S. three-month LIBOR plus 1.22%) with an effective variable rate of 5.92% as of November 30, 2024.
(2)Interest rate swaps, settled upon the issuance of these notes, effectively set the interest rate on the $750 million notes at a weighted-average fixed rate of 3.44%. Separately, the fixed interest rate on $250 million of the 3.40% notes due in 2027 is effectively converted to a variable rate by interest rate swaps through 2027. Net interest payments are based on USD SOFR plus 0.907% (previously U.S. three-month LIBOR plus 0.685%) with an effective rate of 5.73% as of November 30, 2024.
(3)Interest rate swaps, settled upon the issuance of these notes, effectively set the interest rate on the $500 million notes at a weighted-average fixed rate of 2.62%. Separately, the fixed interest rate on $250 million of the 2.50% notes due in 2030 is effectively converted to a variable rate by interest rate swaps through 2030. Net interest payments are based on USD SOFR plus 0.684% with an effective rate of 5.22% as of November 30, 2024.
(4)Treasury lock agreements, settled upon issuance of these notes, effectively set the interest rate on these $500 million notes at a weighted-average fixed rate of 5.00%.
(5)Treasury lock agreements, settled upon issuance of these notes, effectively set the interest rate on these $500 million notes at a weighted-average fixed rate of 4.68%.
(6)Includes unamortized discounts, premiums, and debt issuance costs of $(26.0) million and $(25.4) million as of November 30, 2024 and 2023, respectively. Includes fair value adjustment associated with interest rate swaps designated as fair value hedges of $(35.0) million and $(49.5) million as of November 30, 2024 and 2023, respectively.
Maturities of long-term debt, including finance leases, during the fiscal years subsequent to November 30, 2024 are as follows (in millions):

2025	$265.2
2026	509.3
2027	759.7
2028	10.3
2029	18.0
Thereafter	2,357.3
In October 2024, we issued $500 million aggregate principal amount of 4.70% unsecured senior notes due 2034. Interest is payable semi-annually in April and October each year, beginning on April 15, 2025. As part of the issuance of new debt, we entered and settled treasury locks in a notional amount of $150 million to manage our interest rate risk associated with the issuance of the unsecured senior notes. We designated the treasury lock arrangements as cash flow hedges with the realized gain of $0.9 million to be amortized to interest expense over the life of the underlying debt.
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
We have available credit facilities with domestic and foreign banks for various purposes. Some of these lines are committed lines and others are uncommitted lines and could be withdrawn at various times. Our committed lines include a five-year $1.5 billion revolving credit facility, which will expire in June 2026 and a 364-day $500 million revolving credit facility, which was entered into in August 2024 and expires in August 2025. We previously maintained a 364-day $500 million revolving credit facility that was entered into in June 2023 and expired in June 2024. Upon entering into the June 2023 364-day $500 million revolving credit facility, we simultaneously cancelled the 364-day $500 million revolving credit facility which was entered into in July 2022 and was set to expire in July 2023. In the second quarter of 2023, we amended our five-year revolving credit facility expiring in June 2026 to no longer use LIBOR. The current pricing for the five-year credit facility, on a fully drawn basis, is Term SOFR plus 1.25% (previously LIBOR plus 1.25%). The pricing of that credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.75% (previously LIBOR plus 1.75%). The current pricing for the 364-day credit facility, on a fully drawn basis, is Term SOFR plus 1.23%. The pricing of that 364-day credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.60%. These credit facilities require a fee, and commitment fees were $2.3 million, $2.4 million and $2.1 million for 2024, 2023, and 2022, respectively.
These credit facilities support our commercial paper program and, after $431.3 million was used to support issued commercial paper, we have $1,568.7 million of capacity at November 30, 2024. The provisions of these revolving credit facilities restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. As of November 30, 2024, our capacity under both revolving credit facilities was not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facilities for the foreseeable future.
In addition, we have several uncommitted lines totaling $326.8 million, which have a total unused capacity at November 30, 2024 of $308.9 million. These lines, by their nature, can be withdrawn based on the lenders’ discretion.

In 2023, we executed a nonrecourse accounts receivable sale program whereby certain eligible U.S. receivables are sold to third party financial institution in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institution. We account for the transfer of receivables as a sale at the point control is transferred through derecognition of the receivable on our consolidated balance sheet. The outstanding amount of receivables sold under this program were approximately $106.9 million and $19.6 million as of November 30, 2024 and 2023, respectively. The incremental costs of factoring receivables under this arrangement were insignificant in 2024 and 2023. The proceeds from the sales of receivables are included in cash flows from operating activities on the consolidated cash flow statement. As collecting agent on the sold receivables, we had $9.6 million of cash collected that was not yet remitted to the third party financial institution as of November 30, 2024. This obligation is reported within other accrued liabilities on the consolidated balance sheet as of November 30, 2024 and within cash flows from financing activities on the consolidated cash flow statement.
At November 30, 2024, we had no outstanding guarantees with terms of one year or less. As of November 30, 2024 and 2023, we had outstanding letters of credit of $61.5 million and $62.4 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. The unused portion of our letter of credit facility was $13.7 million at November 30, 2024.
6. LEASES
Our lease portfolio primarily consists of (i) certain real estate, including those related to a number of administrative, distribution and manufacturing locations; (ii) certain machinery and equipment, including forklifts; and (iii) automobiles, delivery trucks and other vehicles. A limited number of our lease agreements include rental payments that are adjusted periodically based on a market rate or index. Our lease agreements generally do not contain residual value guarantees or material restrictive covenants, with the exception of the non-cancellable synthetic lease discussed below.
The following presents the components of our lease expense for the years ended November 30 (in millions):

	2024	2023	2022
Operating lease cost	$75.7	$74.6	$47.0
Finance lease cost:
Amortization of ROU assets	9.0	9.0	9.0
Interest on lease liabilities	3.7	3.9	4.1
Net lease cost (1)	$88.4	$87.5	$60.1

(1) Net lease cost does not include short-term leases or sublease income, both of which are immaterial.

Supplemental balance sheet information related to leases as of November 30 were as follows (in millions):

Leases	Classification	2024	2023
Assets:
Operating lease ROU assets	Other long-term assets	$211.0	$220.0
Finance lease ROU assets	Property, plant and equipment, net	86.1	94.8
Total leased assets		$297.1	$314.8

Liabilities:
Current
Operating	Other accrued liabilities	$55.7	$53.3
Finance	Current portion of long-term debt	8.8	8.3
Non-current
Operating	Other long-term liabilities	166.6	179.9
Finance	Long-term debt	94.5	103.0
Total lease liabilities		$325.6	$344.5

In October 2020, we entered into a non-cancellable synthetic lease to consolidate as well as expand our distribution footprint in the mid-Atlantic region. We began to utilize this facility in September 2022. The five-year lease term will expire in November 2027. As of November 30, 2024, the total ROU asset associated with this facility was $50.6 million with a related lease obligation of $52.5 million, of which $16.9 million was included in the other accrued liabilities and $35.6 million was included in other long-term liabilities. As of November 30, 2023, the total ROU asset associated with this building was $64.9 million with a related lease obligation of $68.0 million, of which $16.2 million was included in other accrued liabilities and $51.8 million was included in other long-term liabilities. Rental payments include both a fixed and a variable component. The variable component is based on SOFR plus a margin, based on our credit rating. During the years ended November 30, 2024, 2023 and 2022, we recognized $28.8 million, $27.9 million, and $5.2 million, respectively, of rent expense related to the leased asset. The lease contains options to negotiate a renewal of the lease or to purchase or request the lessor to sell the facility at the end of the lease term. The lease arrangement contains a residual value guarantee of 76.5% of the lessor’s total construction cost, which approximated $310 million. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no material amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities. The lease also contains covenants that are consistent with our revolving credit facilities, as disclosed in Note 5.
Our Corporate functions, Americas' leadership, and U.S. staff operate out of our Hunt Valley, Maryland headquarters office building. The 15-year lease for that building began in April 2019 and is recognized as a finance lease. During each of the years ended November 30, 2024, 2023, and 2022, we recognized amortization expense of $8.7 million related to the leased asset. As of November 30, 2024, the total lease obligation associated with this building was $100.9 million, of which $8.5 million was included in the current portion of long-term debt and $92.4 million was included in long-term debt. As of November 30, 2023, the total lease obligation was $108.9 million, of which $8.0 million was included in the current portion of long-term debt and $100.9 million was included in long-term debt.
Information regarding our lease terms and discount rates as of November 30 were as follows:

	2024		2023
	Weighted-average remaining lease term (years)	Weighted-average discount rate	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.2	3.9%	5.7	3.9%
Finance leases	10.2	3.4%	11.2	3.4%

The future maturity of our lease liabilities as of November 30, 2024 were as follows (in millions):

	Operating leases	Finance leases	Total
2025	$63.9	$11.8	$75.7
2026	58.1	12.0	70.1
2027	52.3	12.2	64.5
2028	20.6	12.5	33.1
2029	13.9	12.7	26.6
Thereafter	40.1	69.0	109.1
Total lease payments	248.9	130.2	379.1
Less: Imputed interest	26.6	26.9	53.5
Total lease liabilities	$222.3	$103.3	$325.6

Supplemental cash flow and other information related to leases for the years ended November 30 were as follows (in millions):

	2024	2023	2022
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows used for operating leases	$66.8	$64.5	$41.4
Operating cash flows used for finance leases	3.7	3.9	4.1
Financing cash flows used for finance leases	8.0	7.6	7.3
ROU assets obtained in exchange for lease liabilities
Operating leases	$47.6	$52.1	$133.8

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
Foreign Currency
We are potentially exposed to foreign currency fluctuations affecting net investments in subsidiaries, transactions (both third-party and intercompany) and earnings denominated in foreign currencies. Management assesses foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contract and currency swaps with highly-rated financial institutions to reduce fluctuations in the long or short currency positions. Forward contracts are generally less than 12 months duration. Currency swap agreements are established in conjunction with the terms of the underlying debt issues.

The following is a summary of the notional amounts of outstanding foreign currency exchange contracts as of November 30, 2024 and 2023:

(millions)	2024	2023
Fair value hedges	$818.1	$765.4
Cash flow hedges	216.1	235.0
Total	$1,034.2	$1,000.4
All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. All foreign currency exchange contracts outstanding at November 30, 2024 have durations of less than 12 months, including $200.1 million of notional contracts that have durations of less than one month and are used to hedge short-term cash flow funding.
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

As of November 30, 2024 and 2023, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at USD SOFR plus 0.907% and pay £194.1 million at three-month GBP SONIA plus 0.859% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP SONIA plus 0.859% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross-currency interest rate swap contracts expire in August 2027. In conjunction with the phase-out of LIBOR, during 2023 we amended the terms of this cross currency swap such that, effective February 15, 2023, we pay and receive at USD SOFR plus 0.907% (previously USD LIBOR plus 0.685%).
As of November 30, 2024, we also had cross currency interest rate swap contracts of $250 million notional value to receive $250 million at USD SOFR plus 0.684% and pay £184.1 million at GBP SONIA plus 0.574% and (ii) £184.1 million notional value to receive £184.1 million at GBP SONIA plus 0.574% and pay €219.2 million at Euro ESTR plus 0.667%, both of which expire in April 2030.
Interest Rates
We finance a portion of our operations with both fixed and variable rate debt instruments, primarily commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.
The following is a summary of our outstanding interest rate swaps as of November 30, 2024 and 2023 ($ amounts in millions).

	Fair value hedge of changes in fair value of:
	$250 3.25% notes due 2025	$750 3.40% notes due 2027	$500 2.50% notes due 2030
Notional	$100.0	$250.0	$250.0
Receive rate	3.25%	3.40%	2.50%
Pay rate	SOFR + 1.487%(1)	SOFR + 0.907%(2)	SOFR + 0.684%
Expiration	November 2025	August 2027	April 2030
(1)In 2023, we amended our $100 million interest rate swaps which expire in November 2025 such that, effective February 15, 2023, we pay and receive at USD SOFR plus 1.487% (previously U.S. three-month LIBOR plus 1.22%).
(2)In 2023, we amended our $250 million interest rate swaps which expire in August 2027 such that, effective February 15, 2023, we pay and receive at USD SOFR plus 0.907% (previously U.S. three-month LIBOR plus 0.685%).
Any unrealized gain or loss on these swaps was offset by a corresponding increase or decrease in the value of the hedged debt. Hedge ineffectiveness was not material.

The following tables disclose the notional amount and fair values of derivative instruments on our consolidated balance sheet:

As of November 30, 2024:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets/Other long-term assets	$—	$—	Other accrued liabilities/Other long-term liabilities	$600.0	$37.9
Foreign exchange contracts	Other current assets	374.4	5.2	Other accrued liabilities	659.8	12.5
Cross currency contracts	Other current assets/Other long-term assets	945.5	36.8	Other accrued liabilities/Other long-term liabilities	—	—
Total			$42.0			$50.4
As of November 30, 2023:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets/Other long-term assets	$—	$—	Other accrued liabilities/Other long-term liabilities	$600.0	$52.8
Foreign exchange contracts	Other current assets	161.3	2.5	Other accrued liabilities	839.1	16.0
Cross currency contracts	Other current assets/Other long-term assets	719.6	24.6	Other accrued liabilities/Other long-term liabilities	238.9	7.5
Total			$27.1			$76.3
The following tables disclose the impact of derivative instruments on other comprehensive income (OCI), accumulated other comprehensive income (AOCI) and our consolidated income statement for the years ended November 30, 2024, 2023, and 2022:

Fair value hedges (millions)
	Income statement location	Income (expense)
Derivative		2024	2023	2022
Interest rate contracts	Interest expense	$(19.7)	$(17.7)	$4.0

	Income statement location	Gain (loss) recognized in income				Income statement location	Gain (loss) recognized in income
Derivative		2024	2023	2022	Hedged Item		2024	2023	2022
Foreign exchange contracts	Other income, net	$(9.0)	$(16.2)	$6.6	Intercompany loans	Other income, net	$4.0	$15.6	$(6.3)

Cash flow hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2024	2023	2022		2024	2023	2022
Interest rate contracts	$—	$(2.6)	$18.7	Interest expense, Other income, net	$(0.6)	$0.1	$19.2
Foreign exchange contracts	(0.1)	(0.7)	5.3	Cost of goods sold	1.6	0.2	1.6
Total	$(0.1)	$(3.3)	$24.0		$1.0	$0.3	$20.8
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
The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive income expected to be reclassified into income related to these contracts in the next twelve months is a $0.1 million decrease to earnings.

Net investment hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain (loss) excluded from the assessment of hedge effectiveness
Derivative	2024	2023	2022		2024	2023	2022
Cross currency contracts	$19.5	$(18.4)	$37.6	Interest expense	$9.1	$11.2	$7.3
For all net investment hedges, no amounts have been reclassified out of other comprehensive income (loss). The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.
Concentrations of Credit Risk
We are potentially exposed to concentrations of credit risk with trade accounts receivable and financial instruments. The customers of our consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. We generally have a large and diverse customer base which limits our concentration of credit risk. At November 30, 2024, we did not have amounts due from any single customer that exceed 10% of consolidated trade accounts receivable. Current credit markets are highly volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties and generally do not require collateral. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.

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
•Level 3:   Unobservable inputs that reflect management’s own assumptions.

Our population of assets and liabilities subject to fair value measurements on a recurring basis are as follows:

		Fair value measurements using fair value hierarchy as of November 30, 2024
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$186.1	$186.1	$—
Insurance contracts	129.2	—	129.2
Bonds and other long-term investments	1.3	1.3	—
Foreign currency derivatives	5.2	—	5.2
Cross currency contracts	36.8	—	36.8
Total	$358.6	$187.4	$171.2
Liabilities:
Interest rate derivatives	$37.9	$—	$37.9
Foreign currency derivatives	12.5	—	12.5
Total	$50.4	$—	$50.4

		Fair value measurements using fair value hierarchy as of November 30, 2023
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$166.6	$166.6	$—
Insurance contracts	114.7	—	114.7
Bonds and other long-term investments	0.3	0.3	—
Foreign currency derivatives	2.5	—	2.5
Cross currency contracts	24.6	—	24.6
Total	$308.7	$166.9	$141.8
Liabilities:
Interest rate derivatives	$52.8	$—	$52.8
Foreign currency derivatives	16.0	—	16.0
Cross currency contracts	7.5	—	7.5
Total	$76.3	$—	$76.3
At November 30, 2024 and 2023, we had no financial assets or liabilities that were subject to a level 3 fair value measurement.
At November 30, 2024 and 2023, the carrying amount of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bond and other long-term investments are equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings, and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.
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

The carrying amount and fair value of long-term debt, including the current portion, as of November 30 were as follows:

(millions)	2024		2023
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt (including current portion)	$3,858.8	$3,677.1	$4,139.2	$3,841.0
Level 1 valuation techniques		3,557.3		3,682.0
Level 2 valuation techniques		119.8		159.0
The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.
9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the components of accumulated other comprehensive loss, net of tax where applicable, as of November 30 (in millions):

	2024	2023
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment (1)	$(392.0)	$(305.7)
Unrealized net gain on foreign currency exchange contracts	2.1	0.8
Unamortized value of settled interest rate swaps	(1.6)	(2.7)
Pension and other postretirement costs	(99.7)	(81.0)
	$(491.2)	$(388.6)
(1)During the year ended November 30, 2024, the foreign currency translation adjustment of accumulated other comprehensive loss increased on a net basis by $86.3 million, inclusive of $19.5 million of unrealized gains associated with net investment hedges. During the year ended November 30, 2023, the foreign currency translation adjustment of accumulated other comprehensive loss decreased on a net basis by $(99.6) million, inclusive of $(18.4) million of unrealized losses associated with net investment hedges. These net investment hedges are more fully described in Note 7.
The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the years ended November 30:

(millions)				Affected line items in the consolidated income statement
Accumulated other comprehensive income (loss) components	2024	2023	2022
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$0.6	$(0.1)	$(0.5)	Interest expense
Treasury lock contracts (1)	—	—	(18.7)	Other income, net
Foreign exchange contracts	(1.6)	(0.2)	(1.6)	Cost of goods sold
Total before taxes	(1.0)	(0.3)	(20.8)
Tax effect	0.2	0.1	4.9	Income taxes
Net, after tax	$(0.8)	$(0.2)	$(15.9)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (2)	$0.3	$0.3	$0.3	Other income, net
Amortization of net actuarial (gains) losses (2)	(3.4)	(2.1)	9.9	Other income, net
Total before taxes	(3.1)	(1.8)	10.2
Tax effect	0.8	0.4	(2.4)	Income taxes
Net, after tax	$(2.3)	$(1.4)	$7.8

(1) The settlement of these treasury locks is further described in Note 7.
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
We previously froze the accrual of certain defined benefit pension plans in the U.S., the United Kingdom and Canada with effective dates of the plan being frozen occurring between December 31, 2016 and November 30,

2019. Although those plans have been frozen, employees who are participants in the plans retained benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plans.
Included in our consolidated balance sheet as of November 30, 2024 on the line entitled "Accumulated other comprehensive loss" was $127.2 million ($99.7 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension or postretirement benefit cost.
Defined Benefit Pension Plans
The significant assumptions used to determine benefit obligations are as follows as of November 30:

	United States		International
	2024	2023	2024	2023
Discount rate—funded plans	5.3%	6.0%	4.7%	5.1%
Discount rate—unfunded plan	5.3%	6.0%	—%	—%
Salary scale	—%	—%	2.9%	2.9%

The significant assumptions used to determine pension expense for the years ended November 30 are as follows:

	United States			International
	2024	2023	2022	2024	2023	2022
Discount rate—funded plans	6.0%	5.4%	2.9%	5.1%	4.5%	2.1%
Discount rate—unfunded plan	6.0%	5.4%	2.8%	—%	—%	—%
Salary scale	—%	—%	—%	2.9%	2.9%	2.9%
Expected return on plan assets	6.3%	6.8%	6.8%	5.2%	4.9%	3.7%
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
Our pension expense (income) for the years ended November 30 was as follows:

	United States			International
(millions)	2024	2023	2022	2024	2023	2022
Service cost	$1.5	$2.0	$3.6	$0.6	$0.6	$0.9
Interest costs	37.3	36.1	26.3	10.6	9.9	7.0
Expected return on plan assets	(39.6)	(42.3)	(42.8)	(16.1)	(15.1)	(12.3)
Amortization of prior service costs	0.5	0.5	0.5	0.1	0.1	0.1
Amortization of net actuarial loss (gain)	(0.4)	0.2	8.6	(0.3)	(0.1)	1.3
Settlement loss	—	—	—	—	—	0.3
Total pension expense (income)	$(0.7)	$(3.5)	$(3.8)	$(5.1)	$(4.6)	$(2.7)

A roll forward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$645.3	$687.5	$214.0	$220.1
Service cost	1.5	2.0	0.6	0.6
Interest costs	37.3	36.1	10.6	9.9
Plan settlements	—	—	—	(0.1)
Actuarial (gain) loss	56.3	(34.7)	7.8	(11.1)
Benefits paid	(45.4)	(45.6)	(13.5)	(13.3)
Foreign currency impact	—	—	(2.6)	7.9
Benefit obligation at end of year	$695.0	$645.3	$216.9	$214.0
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$630.7	$657.7	$267.0	$275.1
Actual return on plan assets	76.2	10.3	21.1	(5.3)
Employer contributions	9.2	8.3	0.8	0.9
Benefits paid	(45.4)	(45.6)	(13.5)	(13.3)
Foreign currency impact	—	—	(3.0)	9.6
Fair value of plan assets at end of year	$670.7	$630.7	$272.4	$267.0
Funded status	$(24.3)	$(14.6)	$55.5	$53.0
Pension plans in which accumulated benefit obligation exceeded plan assets
Projected benefit obligation	$116.3	$109.1	$14.7	$14.0
Accumulated benefit obligation	113.3	105.5	12.3	11.7
Fair value of plan assets	38.0	32.7	1.8	1.6
The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation or service levels. The accumulated benefit obligation for the U.S. pension plans was $692.0 million and $641.8 million as of November 30, 2024 and 2023, respectively. The accumulated benefit obligation for the international pension plans was $214.5 million and $211.8 million as of November 30, 2024 and 2023, respectively.
Included in the U.S. in the preceding table is a benefit obligation of $75.1 million and $72.7 million for 2024 and 2023, respectively, related to our Supplemental Executive Retirement Plan (SERP). The assets related to this plan, which totaled $73.1 million and $70.2 million as of November 30, 2024 and 2023, respectively, are held in a rabbi trust and accordingly have not been included in the preceding table.
Amounts recorded in the balance sheet for all defined benefit pension plans as of November 30 consist of the following:

	United States		International
(millions)	2024	2023	2024	2023
Non-current pension asset	$54.0	$61.7	$68.4	$65.3
Accrued pension liability	78.3	76.4	12.9	12.4
Deferred income tax assets	28.6	23.3	3.8	3.3
Accumulated other comprehensive loss, net of tax	84.8	70.4	31.1	28.6

Our defined benefit pension plans investment strategy is subject to the asset/liability profiles of the plans in each individual country. The investment objectives of the defined benefit pension plans are to provide assets to meet the current and future obligations of the plans at a reasonable cost to us. Our goal is to optimize the long-term return on plan assets at a moderate level of risk. The investment policy specifies the type of investment vehicles appropriate for the plans, asset allocation guidelines, criteria for the selection of investment managers, procedures to monitor overall investment performance as well as investment manager performance. Higher-returning assets include mutual, co-mingled and other funds comprised of equity securities, utilizing both active and passive investment styles. These more volatile assets are balanced with less volatile assets, primarily mutual, co-mingled and other funds comprised of fixed income securities. Professional investment firms are engaged to provide advice on the selection and monitoring of investment funds, and to provide advice on the allocation of plan assets across the various fund managers. This advice is based in part on the duration of each plan’s liability.
The allocations of U.S. pension plan assets as of November 30, by asset category, were as follows:

	Actual		2024
Asset Category	2024	2023	Target
Equity securities	22.1%	34.3%	25.3%
Fixed income securities	69.9%	53.0%	69.2%
Other	8.0%	12.7%	5.5%
Total	100.0%	100.0%	100.0%
The allocations of the international pension plans’ assets as of November 30, by asset category, were as follows:

	Actual		2024
Asset Category	2024	2023	Target
Equity securities	7.9%	11.3%	7.3%
Fixed income securities	86.4%	83.0%	86.8%
Other	5.7%	5.7%	5.9%
Total	100.0%	100.0%	100.0%

The following tables set forth by level, within the fair value hierarchy as described in Note 8, pension plan assets at their fair value as of November 30 for the United States and international plans:

As of November 30, 2024	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$4.4	$4.4	$—
Equity securities:
U.S. equity securities(a)	81.2	—	81.2
International equity securities(b)	50.3	—	50.3
Fixed income securities:
U.S. government/corporate bonds(c)	417.0	—	417.0
High yield bonds(d)	42.9	—	42.9
Insurance contracts(f)	1.2	—	1.2
Total	$597.0	$4.4	$592.6
Investments measured at net asset value(i)
Hedge funds(j)	29.6
Private equity funds(k)	16.8
Private debt funds(l)	8.0
Real estate (m)	19.3
Total investments	$670.7

As of November 30, 2024	International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$6.4	$6.4	$—
International equity securities(b)	21.6	—	21.6
Fixed income securities:
International/government/corporate bonds(e)	220.7	—	220.7
Insurance contracts(f)	14.7	—	14.7
Real estate(g)	9.0	—	9.0
Total investments	$272.4	$6.4	$266.0

As of November 30, 2023	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$14.2	$14.2	$—
Equity securities:
U.S. equity securities(a)	108.5	35.5	73.0
International equity securities(b)	87.5	—	87.5
Fixed income securities:
U.S./government/ corporate bonds(c)	275.2	88.6	186.6
High yield bonds(d)	49.5	—	49.5
Insurance contracts(f)	1.1	—	1.1
Other types of investments:
Real estate (g)	1.6	—	1.6
Natural resources (h)	0.4	—	0.4
Total	$538.0	$138.3	$399.7
Investments measured at net asset value(i)
Hedge funds(j)	49.3
Private equity funds(k)	8.2
Private debt funds(l)	20.4
Real estate (m)	14.8
Total investments	$630.7

As of November 30, 2023		International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$10.6	$10.6	$—
International equity securities(b)	30.2	—	30.2
Fixed income securities:
International/government/corporate bonds(e)	207.7	—	207.7
Insurance contracts(f)	13.9	—	13.9
Real estate (g)	4.6		4.6
Total investments	$267.0	$10.6	$256.4
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
As of November 30, 2023, equity securities in the U.S. pension plans included McCormick stock with a fair value of $35.5 million (0.6 million shares and 5.4% of total U.S. pension plan assets). Dividends paid on these shares were $0.8 million and $0.9 million in 2024 and 2023, respectively.
Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. and international plans for the next 10 fiscal years will be as follows:

(millions)	United States	International
2025	$49.7	$12.5
2026	50.6	11.8
2027	51.4	13.1
2028	51.8	12.4
2029	52.4	13.6
2030-2035	257.6	71.0
U.S. Defined Contribution Retirement Plans
For our U.S. qualified and non-qualified defined contribution retirement plans, we match 100% of a participant’s contribution up to the first 3% of the participant’s eligible compensation, and 66.7% of the next 3% of the participant’s salary. In addition, we make contributions of 3% of the participant's eligible compensation for all U.S. employees who are employed on December 31 of each year. Some of our smaller subsidiaries sponsor separate

401(k) retirement plans. Our contributions charged to expense under all U.S. defined contribution retirement plans were $34.7 million, $29.7 million and $30.5 million in 2024, 2023, and 2022, respectively.
At the participants' election, 401(k) retirement plans held 2.1 million shares of McCormick stock, with a fair value of $159.5 million, at November 30, 2024. Dividends paid on the shares held in the 401(k) retirement plans in 2024 and 2023 were $3.6 million and $3.8 million, respectively.
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
Our other postretirement benefit expense for the years ended November 30 follows:

(millions)	2024	2023	2022
Service cost	$0.8	$1.3	$1.8
Interest costs	2.4	2.6	1.6
Amortization of prior service credits	(0.3)	(0.3)	(0.3)
Amortization of actuarial gains	(2.7)	(2.2)	(0.3)
Postretirement benefit expense	$0.2	$1.4	$2.8
Roll forwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$47.1	$52.9
Service cost	0.8	1.3
Interest costs	2.4	2.6
Participant contributions	2.8	2.5
Actuarial (gain) loss	(1.1)	(5.6)
Benefits paid	(7.0)	(6.6)
Benefit obligation at end of year	$45.0	$47.1
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	4.2	4.1
Participant contributions	2.8	2.5
Benefits paid	(7.0)	(6.6)
Fair value of plan assets at end of year	$—	$—
Other postretirement benefit liability	$45.0	$47.1
Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2025	$3.2	$1.4	$4.6
2026	3.1	1.4	4.5
2027	3.0	1.3	4.3
2028	2.9	1.3	4.2
2029	2.8	1.2	4.0
2030-2035	13.0	5.5	18.5
The assumed discount rate in determining the benefit obligation was 5.2% and 5.4% for 2024 and 2023, respectively.
For 2024, the assumed annual rate of increase in the cost of covered health care benefits is 7.6% (8.5% last year). It is assumed to decrease gradually to 4.5% in the year 2034 (4.5% in 2034 last year) and remain at that level thereafter.

11.  STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units (RSUs), stock options, company stock awarded as part of our long-term performance plan (LTPP), and price-vested stock options. Total stock-based compensation expense for 2024, 2023, and 2022 was $47.4 million, $63.4 million and $60.3 million, respectively. Total unrecognized stock-based compensation expense related to our RSUs and stock options at November 30, 2024 was $25.5 million and the weighted-average period over which this will be recognized is 1.3 years. All stock-based compensation expense related to our price-vested stock options was fully recognized as of November 30, 2023. Total unrecognized stock-based compensation expense related to our LTPP is variable in nature and is dependent on the Company's execution against established performance metrics under performance cycles related to this plan. As of November 30, 2024, we have 3.0 million shares of common stock remaining available for future issuance under our stock-based compensation programs.
The following summarizes the key terms, a summary of activity, and the methods of valuation for each of our stock-based compensation awards.
RSUs
RSUs are valued at the market price of the underlying stock, discounted by foregone dividends, on the date of grant. Substantially all of the RSUs granted vest over a three-year term or, if earlier, upon the retirement eligibility date of the holder.
A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2024		2023		2022
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	494	$76.94	480	$77.62	563	$69.52
Granted	282	72.77	264	77.53	208	94.21
Vested	(214)	79.13	(225)	78.16	(251)	71.86
Forfeited	(29)	79.73	(25)	85.21	(40)	85.42
Outstanding—end of year	533	$73.68	494	$76.94	480	$77.62
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
The per share weighted-average fair value for all options granted was $17.63, $19.35 and $22.08 in 2024, 2023, and 2022, respectively. These fair values were computed using the following range of assumptions for the years ended November 30:

	2024	2023	2022
Risk-free interest rates	4.1% - 5.5%	3.5% - 4.9%	0.2% - 2.5%
Dividend yield	2.3%	1.9%	1.5%
Expected volatility	22.8%	21.8%	21.2%
Expected lives	7.1 years	7.3 years	7.6 years
Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.

A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2024		2023		2022
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	5.3	$70.43	4.8	$67.08	5.0	$59.71
Granted	1.2	72.88	0.9	81.79	0.7	97.26
Exercised	(0.3)	45.69	(0.3)	47.86	(0.8)	47.58
Forfeited	(0.1)	84.00	(0.1)	87.11	(0.1)	88.40
Outstanding—end of year	6.1	72.25	5.3	70.43	4.8	67.08
Exercisable—end of year	4.4	$69.91	4.0	$64.74	3.5	$58.03
As of November 30, 2024, the intrinsic value (the difference between the exercise price and the market price) for options currently outstanding was $60.6 million and for options exercisable was $55.6 million. At November 30, 2024 the differences between options outstanding and options expected to vest and their related weighted-average exercise prices, aggregate intrinsic values, and weighted-average remaining lives were not material. The total intrinsic value of all options exercised during the years ended November 30, 2024, 2023, and 2022 was $10.7 million, $11.3 million and $41.0 million, respectively. A summary of our stock options outstanding and exercisable at November 30, 2024 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price
$38.00 - $58.00	1.7	2.2	$49.95	1.7	2.2	$49.95
$58.01 - $78.00	2.2	7.3	72.19	1.1	5.4	70.79
$78.01 - $98.00	2.2	7.4	88.78	1.6	7.1	89.93
	6.1	5.9	$72.25	4.4	4.8	$69.91
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
The fair value of the price-vested options was estimated using a lattice model. The per share weighted-average fair value for the price-vested stock options granted was $11.88, $9.26, and $7.05, for the 60%, 80% and 100% appreciation thresholds, respectively. These fair values were computed using the following range of assumptions:

Risk-free interest rates	0.85%
Dividend yield	1.5%
Expected volatility	21.2%
Expected lives	5.6 - 6.2 years

The following is a summary of our Price-Vested Stock Options activity for the years ended November 30:

(shares in thousands)	2024		2023		2022
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Beginning of year	2,055	$9.40	2,107	$9.40	2,193	$9.40
Forfeited	—	—	(52)	9.40	(86)	9.40
Outstanding—end of year	2,055	$9.40	2,055	$9.40	2,107	$9.40
As of November 30, 2024, 2023, and 2022, the outstanding options are divided equally between the three appreciation thresholds.
LTPP
LTPP awards granted in 2024, 2023, and 2022 will be delivered in company stock, with the award attainment calculated as a percentage of target based on a combination of a performance-based component and a market-based total shareholder return. These awards are valued based on the fair value of the underlying stock and the estimated fair value associated with the total shareholder return on the date of grant.
A summary of the LTPP award activity for the years ended November 30 follows:

(shares in thousands)	2024		2023		2022
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	474	$94.34	451	$106.32	497	$83.74
Granted	192	66.49	167	89.00	152	95.00
Vested	(181)	98.30	(176)	86.14	(251)	75.26
Performance adjustment	73	95.00	61	98.30	59	86.14
Forfeited	(19)	84.71	(29)	92.31	(6)	95.37
Outstanding—end of year	539	$83.45	474	$94.34	451	$106.32
12. INCOME TAXES
The provision for income taxes for the years ended November 30 consists of the following:

(millions)	2024	2023	2022
Income taxes
Current
Federal	$103.0	$82.4	$62.8
State	16.6	15.1	14.8
International	94.7	82.4	69.2
	214.3	179.9	146.8
Deferred
Federal	(15.2)	(2.2)	37.1
State	(6.3)	2.7	(3.2)
International	(8.8)	(5.9)	(12.1)
	(30.3)	(5.4)	21.8
Total income tax expense (benefit)	$184.0	$174.5	$168.6
The components of income from consolidated operations before income taxes for the years ended November 30 follow:

(millions)	2024	2023	2022
Pretax income
United States	$634.8	$569.6	$600.7
International	263.5	229.1	212.1
	$898.3	$798.7	$812.8

A reconciliation of the U.S. federal statutory rate with the effective tax rate for the years ended November 30 follows:

	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	0.9	1.9	1.2
International tax at different effective rates	0.6	0.3	(0.1)
U.S. tax on remitted and unremitted earnings	1.8	0.9	0.6
Stock compensation expense	—	—	(1.1)
Changes in prior year tax contingencies	(1.4)	(0.8)	(0.8)
Legal entity reorganization	(2.3)	—	—
Valuation allowances	0.7	(0.4)	(0.6)
U.S. research credits	(1.3)	(1.5)	(1.0)
Other, net	0.5	0.4	1.5
Total	20.5%	21.8%	20.7%
Deferred tax assets and liabilities are comprised of the following as of November 30:

(millions)	2024	2023
Deferred tax assets
Employee benefit liabilities	$48.9	$46.6
Other accrued liabilities	36.0	38.8
Inventory	18.3	18.9
Tax loss and credit carryforwards	69.0	63.8
Lease liabilities	10.6	13.6
Research expenditures	64.0	31.4
Other	28.0	27.7
Valuation allowance	(33.5)	(25.9)
	241.3	214.9
Deferred tax liabilities
Depreciation	96.8	99.5
Intangible assets	849.5	866.8
Lease ROU assets	16.1	13.2
Other	19.7	12.7
	982.1	992.2
Net deferred tax liability	$(740.8)	$(777.3)
At November 30, 2024, we have tax loss carryforwards of $178.1 million. Of these carryforwards, $3.8 million expire in 2025, $13.0 million from 2026 through 2027, $45.5 million from 2028 through 2041, and $115.8 million may be carried forward indefinitely. At November 30, 2024, we also have U.S. foreign tax credit carryforwards of $21.4 million. Of these carryforwards, $6.2 million expires in 2030, $8.1 million from 2031 through 2032, and $7.1 million from 2033 through 2034.
A valuation allowance has been provided to cover deferred tax assets that are not more likely than not realizable. The net increase of $7.6 million in the valuation allowance from November 30, 2023 to November 30, 2024 resulted primarily from the net increase of valuation allowances for net operating losses and other tax attributes in the U.S. and certain non-U.S. jurisdictions.
Income taxes are not provided for unremitted earnings of our non-U.S. subsidiaries and joint ventures where our intention is to reinvest those earnings indefinitely. As of November 30, 2024, we have $1.6 billion of earnings that are considered indefinitely reinvested. We have not provided any deferred taxes with respect to items such as foreign withholding taxes, other income taxes, or foreign exchange gain or loss with respect to those earnings. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.

The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30:

(millions)	2024	2023	2022
Balance at beginning of year	$24.0	$25.1	$26.8
Additions for current year tax positions	4.4	3.9	4.7
Additions for prior year tax positions	—	1.3	0.1
Reductions of prior year tax positions	—	(3.6)	(0.8)
Statute expirations	(10.5)	(1.3)	(5.0)
Settlements	—	(1.3)	—
Foreign currency translation	(0.1)	(0.1)	(0.7)
Balance at November 30	$17.8	$24.0	$25.1
As of November 30, 2024, 2023, and 2022, if recognized, $17.8 million, $24.0 million, and $25.1 million, respectively, of the unrecognized tax benefits would affect the effective rate.
We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty expense (benefit) of $(0.9) million, $(0.5) million, and $0.2 million in 2024, 2023, and 2022, respectively. As of November 30, 2024 and 2023, we had accrued $2.9 million and $3.8 million, respectively, of interest and penalties related to unrecognized tax benefits.
Tax settlements or statute of limitation expirations could result in a change to our uncertain tax positions. We believe that the reasonably possible total amount of unrecognized tax benefits as of November 30, 2024 that could decrease in the next 12 months as a result of various statute expirations, audit closures and/or tax settlements would not be material.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In the U.S federal jurisdiction, we are no longer subject to income tax audits by taxing authorities for years before 2021. In other major jurisdictions, we are no longer subject to income tax audits by taxing authorities for years before 2014.
We are under normal recurring tax audits in the U.S. and in several jurisdictions outside the U.S. While it is often difficult to predict the final outcome or the timing of resolution of any particular uncertain tax position, we believe that our reserves for uncertain tax positions are adequate to cover existing risks and exposures.
13.  CAPITAL STOCK AND EARNINGS PER SHARE
We have 640,000,000 authorized shares of each class of common stock with an established the par value for each class of common stock at $0.01 per share. The par value and additional paid in capital associated with each class of common stock is recorded in Common stock and Common stock non-voting in our consolidated balance sheet.
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

The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30 follows:

(millions)	2024	2023	2022
Average shares outstanding—basic	268.5	268.4	268.2
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.1	1.4	2.0
Average shares outstanding—diluted	269.6	269.8	270.2
The following table sets forth the stock options and RSUs for the years ended November 30 which were not considered in our earnings per share calculation since they were antidilutive:

(millions)	2024	2023	2022
Antidilutive securities	3.4	2.2	0.9

14.  COMMITMENTS AND CONTINGENCIES
During the normal course of our business, we are occasionally involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2024 and 2023, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we do not expect the outcome of the matters currently pending will have a material adverse effect on our financial statements.
15.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
Business Segments
We operate in two business segments: consumer and flavor solutions. The consumer and flavor solutions segments manufacture, market and distribute spices, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French's,” “Frank's RedHot,” “Lawry’s,” “Zatarain’s,” “Simply Asia,” “Thai Kitchen,” “Ducros,” “Vahiné,” "Cholula," “Schwartz,” “Club House,” “Kamis,” "DaQiao," "La Drogheria," "Stubb's," "OLD BAY," and "Gourmet Garden." Our flavor solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors, with the exception of our businesses in China where foodservice sales are managed by and reported in our consumer segment.
We measure segment performance based on operating income excluding special charges as this activity is managed separately from the business segments. We also exclude transaction and integration expenses related to our acquisitions, as applicable, from our measure of segment performance as these expenses are similarly managed separately from the business segments. These transaction and integration expenses excluded from our segment performance measure include the amortization of the acquisition-date fair value adjustment of inventories that is included in cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the businesses. Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies. We do not segregate jointly utilized assets by individual segment for purposes of internal reporting, performance evaluation, or capital allocation.
We have a large number of customers for our products. Sales to one of our consumer segment customers, Wal-Mart Stores, Inc., accounted for approximately 12%, 12%, and 12% of consolidated sales in 2024, 2023, and 2022, respectively. Sales to one of our flavor solutions segment customers, PepsiCo, Inc., accounted for approximately 13%, 13%, and 11% of consolidated sales in 2024, 2023, and 2022, respectively.
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

Business Segment Results

(millions)	Consumer	Flavor Solutions	Total segments	Corporate & other	Total
2024
Net sales	$3,848.5	$2,875.2	$6,723.7	$—	$6,723.7
Operating income excluding special charges	740.3	329.5	1,069.8	—	1,069.8
Income from unconsolidated operations	71.2	3.0	74.2	—	74.2
Assets	—	—	12,359.4	710.9	13,070.3
Capital expenditures	—	—	234.1	40.8	274.9
Depreciation and amortization	—	—	161.4	47.4	208.8
2023
Net sales	$3,807.3	$2,854.9	$6,662.2	$—	$6,662.2
Operating income excluding special charges	735.5	288.7	1,024.2	—	1,024.2
Income from unconsolidated operations	54.7	1.7	56.4	—	56.4
Assets	—	—	12,233.1	629.2	12,862.3
Capital expenditures	—	—	234.9	29.0	263.9
Depreciation and amortization	—	—	155.4	43.9	199.3
2022
Net sales	$3,757.9	$2,592.6	$6,350.5	$—	$6,350.5
Operating income excluding special charges and transaction and integration expenses	710.7	206.7	917.4	—	917.4
Income from unconsolidated operations	33.1	4.7	37.8	—	37.8
Assets	—	—	12,332.9	792.0	13,124.9
Capital expenditures	—	—	220.1	41.9	262.0
Depreciation and amortization	—	—	153.4	47.2	200.6

A reconciliation of operating income excluding special charges and transaction and integration expenses, to operating income for 2024, 2023, and 2022 is as follows:

(millions)	Consumer	Flavor Solutions	Total
2024
Operating income excluding special charges	$740.3	$329.5	$1,069.8
Less: Special charges	3.4	6.1	9.5
Operating income	$736.9	$323.4	$1,060.3

2023
Operating income excluding special charges	$735.5	$288.7	$1,024.2
Less: Special charges	35.8	25.4	61.2
Operating income	$699.7	$263.3	$963.0

2022
Operating income excluding special charges and transaction and integration expenses	710.7	206.7	917.4
Less: Special charges	23.9	27.7	51.6
Less: Transaction and integration expenses	—	2.2	2.2
Operating income	$686.8	$176.8	$863.6

Total segment operating income as disclosed in the preceding table represents our consolidated operating income. The reconciliation of that operating income to income from consolidated operations before income taxes, which includes interest expense and other income, net is presented on the consolidated income statement.
Geographic Areas
We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2024
Net sales	$4,103.9	$1,239.3	$1,380.5	$6,723.7
Long-lived assets	8,017.9	1,117.0	824.5	9,959.4
2023
Net sales	$4,083.8	$1,212.8	$1,365.6	$6,662.2
Long-lived assets	7,946.1	1,138.6	856.8	9,941.5
2022
Net sales	$3,921.3	$1,116.4	$1,312.8	$6,350.5
Long-lived assets	7,892.5	1,051.7	854.6	9,798.8
Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.
Product Categories
Our net sales by product categories consist of the following:

For the year ended November 30 (millions)	2024	2023	2022
Consumer segment:
Spices & seasoning	$1,651.0	$1,578.3	$1,538.7
Recipe mixes	437.7	430.5	428.0
Condiments & sauces	936.6	921.0	858.2
Regional leaders	823.2	877.5	933.0
Flavor solutions segment:
Flavors	1,618.6	1,585.7	1,420.6
Branded foodservice	615.1	598.4	552.9
Custom condiments	336.8	317.1	280.8
Coatings, bulk spices & herbs	304.7	353.7	338.3
Total net sales	$6,723.7	$6,662.2	$6,350.5
16.  SUPPLEMENTAL FINANCIAL STATEMENT DATA
Supplemental consolidated information with respect to our income statement, balance sheet, and cash flow follow:

For the year ended November 30 (millions)	2024	2023	2022
Other income, net
Gain (loss) on sale of business	$—	$(1.2)	$49.6
Gain on settlement of treasury locks (1)	—	—	18.7
Pension and other postretirement benefit income	8.4	10.7	9.6
Interest income	45.9	36.6	17.8
Other	(6.9)	(2.2)	2.6
	$47.4	$43.9	$98.3

(1) The settlement of these treasury locks is further described in Note 7.
On August 3, 2022, we sold the Kitchen Basics business for $95.2 million in cash, net of transaction expenses of $3.8 million. Assets disposed of principally included inventory, intangible assets ($6.3 million) and goodwill ($21.5 million). The sale of Kitchen Basics resulted in a pre-tax gain of $49.6 million.

At November 30 (millions)	2024	2023
Trade accounts receivable allowance for doubtful accounts	$4.7	$5.9
Inventories
Finished products	$618.3	$570.0
Raw materials and work-in-process	621.6	556.5
	$1,239.9	$1,126.5
Prepaid expenses	$51.5	$47.6
Other current assets	74.1	73.4
	$125.6	$121.0
Property, plant and equipment
Land and improvements	$94.1	$93.3
Buildings (including finance leases)	835.8	820.9
Machinery, equipment and other	1,571.2	1,440.3
Construction-in-progress	247.1	223.3
Accumulated depreciation	(1,335.2)	(1,253.1)
	$1,413.0	$1,324.7
Other long-term assets
Investments in affiliates	$152.2	$149.1
Long-term investments	130.5	115.0
Right of use asset	211.0	220.0
Software, net of accumulated amortization of $288.4 for 2024 and $270.1 for 2023	179.1	159.9
Pension asset	122.4	127.1
Other	176.7	148.1
	$971.9	$919.2
Other accrued liabilities
Payroll and employee benefits	$192.8	$222.1
Sales allowances	206.4	195.3
Dividends payable	120.7	112.6
Other	376.5	378.1
	$896.4	$908.1
Other long-term liabilities
Pension	$84.4	$81.8
Postretirement benefits	40.5	42.1
Operating lease liability	166.6	179.9
Unrecognized tax benefits	20.6	27.7
Other	124.5	147.3
	$436.6	$478.8

For the year ended November 30 (millions)	2024	2023	2022
Depreciation	$143.3	$135.3	$136.3
Software amortization	21.9	19.1	18.9
Interest paid	210.1	203.6	148.8
Income taxes paid	221.0	118.3	192.4
Dividends paid per share were $1.68 in 2024, $1.56 in 2023, and $1.48 in 2022. Dividends declared per share were $1.71 in 2024, $1.59 in 2023, and $1.50 in 2022.
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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2024 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and "Report of Independent Registered Public Accounting Firm.”
ITEM 9B.  OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal year 2024.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information responsive to this item is set forth in the sections titled “Corporate Governance,” “Election of Directors,” and "Insider Trading Policies and Procedures" in our 2025 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation and Human Capital Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Retirement Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation and Human Capital Committee Interlocks and Insider Participation,” “Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information”, and “Equity Compensation Plan Information” in the 2025 Proxy Statement.
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors,” and “Equity Compensation Plan Information” in the 2025 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2025 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Baltimore, Maryland, PCAOB ID: 00042.
Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee" and "Fees of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
List of documents filed as part of this Report.
1. Consolidated Financial Statements
The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Reports of Ernst & Young LLP dated January 23, 2025, are included herein in Part II, Item 8.
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
3. Exhibits required to be filed by Item 601 of Regulation S-K
The information called for by this item is incorporated herein by reference from the Exhibit Index included in this Report.
EXHIBIT INDEX

The following exhibits are attached or incorporated herein by reference:

		Exhibit Number	Description
(3)	(i)	Articles of Incorporation and By-Laws

		Restatement of Charter of McCormick & Company, Incorporated dated April 16, 1990	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration No. 33-39582 as filed with the Securities and Exchange Commission on March 25, 1991.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 1, 1992	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 33-59842 as filed with the Securities and Exchange Commission on March 19, 1993.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated March 27, 2003	Incorporated by reference from Exhibit 4 of Registration Form S-8, Registration Statement No. 333-104084 as filed with the Securities and Exchange Commission on March 28, 2003.

		Articles of Amendment to Charter of McCormick & Company, Incorporated dated April 2, 2021	Incorporated by reference from Exhibit 3(i) of McCormick's Form 10-Q for the quarter ended May 31, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on July 1, 2021.

	(ii)	By-Laws

		By-Laws of McCormick & Company, Incorporated Amended and Restated on November 26, 2019	Incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K dated November 26 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on November 26, 2019.

(4)		Instruments defining the rights of security holders, including indentures

		Exhibit Number	Description

	(i)	See Exhibit 3 (Restatement of Charter and By-Laws)

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

(v)
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

(viii)
Form of 0.90% Notes due 2026, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.

(ix)
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

(xi)
Form of 4.70% Notes due 2034, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated October 8, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on October 8, 2024.

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
Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(xii) of McCormick's Form 10-Q for the quarter ended May 31, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on June 27, 2024. *

(xiv)
Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(xiv) of McCormick's Form 10-Q for the quarter ended May 31, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on June 27, 2024. *

(xv)
Form of Stock Option Agreement for the Value Creation Acceleration Program, incorporated by reference from Exhibit 99.1 of McCormick’s Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on December 3, 2020.*

		Exhibit Number	Description
(xvi)
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

(19)		McCormick Insider Trading Policy	Filed herewith

(21)		Subsidiaries of McCormick	Filed herewith

(23)		Consents of experts and counsel	Filed herewith

(31)		Rule 13a-14(a)/15d-14(a) Certifications	Filed herewith

(i)
Certification of Brendan M. Foley, Chairman, President, and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)
Certification of Marcos M. Gabriel, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32)		Section 1350 Certifications	Filed herewith

(i)
Certification of Brendan M. Foley, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)
Certification of Marcos M. Gabriel, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)
McCormick Clawback Policy, incorporated by reference from Exhibit 97 of McCormick’s Form 10-K for the fiscal year ended November 30, 2023, File No. 1-14920, as filed with the Securities and Exchange Commission on January 25, 2024.

(101)		The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2024, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Cash Flow Statements; and (vi) Notes to Consolidated Financial Statements.
(104)		Inline XBRL for the cover page of this Annual Report on Form 10-K of McCormick for the year ended November 30, 2024, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

	*	Management contract or compensatory plan or arrangement.

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
McCORMICK & COMPANY, INCORPORATED

By:	/s/ BRENDAN M. FOLEY	Chairman, President &	January 23, 2025
	Brendan M. Foley	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ BRENDAN M. FOLEY	Chairman, President &	January 23, 2025
	Brendan M. Foley	Chief Executive Officer

Principal Financial Officer:

By:	/s/ MARCOS M. GABRIEL	Executive Vice President & Chief	January 23, 2025
	Marcos M. Gabriel	Financial Officer

Principal Accounting Officer:

By:	/s/ GREGORY P. REPAS	Vice President & Controller	January 23, 2025
	Gregory P. Repas	Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ ANNE L. BRAMMAN	January 23, 2025
Anne L. Bramman

/s/ MICHAEL A. CONWAY	January 23, 2025
Michael A. Conway

/s/ BRENDAN M. FOLEY	January 23, 2025
Brendan M. Foley

/s/ LAWRENCE E. KURZIUS	January 23, 2025
Lawrence E. Kurzius

/s/ PATRICIA LITTLE	January 23, 2025
Patricia Little

/s/ MICHAEL D. MANGAN	January 23, 2025
Michael D. Mangan

/s/ MARITZA G. MONTIEL	January 23, 2025
Maritza G. Montiel

/s/ MARGARET M.V. PRESTON	January 23, 2025
Margaret M.V. Preston

/s/ GARY M. RODKIN	January 23, 2025
Gary M. Rodkin

/s/ VALARIE SHEPPARD	January 23, 2025
Valarie Sheppard

/s/ JACQUES TAPIERO	January 23, 2025
Jacques Tapiero

/s/ TERRY S. THOMAS	January 23, 2025
Terry S. Thomas

/s/ W. ANTHONY VERNON	January 23, 2025
W. Anthony Vernon

Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period
Deducted from asset accounts:
Year ended November 30, 2024:
Allowance for doubtful receivables	$5.9	$0.3	$(1.2)	$(0.3)	$4.7
Valuation allowance on net deferred tax assets	25.9	8.0	0.1	(0.5)	33.5
	$31.8	$8.3	$(1.1)	$(0.8)	$38.2
Deducted from asset accounts:
Year ended November 30, 2023:
Allowance for doubtful receivables	$7.3	$(0.7)	$(1.2)	$0.5	$5.9
Valuation allowance on net deferred tax assets	26.4	3.7	—	(4.2)	25.9
	$33.7	$3.0	$(1.2)	$(3.7)	$31.8
Deducted from asset accounts:
Year ended November 30, 2022:
Allowance for doubtful receivables	$5.2	$2.2	$(0.9)	$0.8	$7.3
Valuation allowance on net deferred tax assets	32.7	3.2	(1.7)	(7.8)	26.4
	$37.9	$5.4	$(2.6)	$(7.0)	$33.7
(1) Includes the impact of foreign currency exchange.