Form 10-Q
period 2025-02-28
MCCORMICK & CO INC
filed 2025-03-25
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 28, 2025
Common Stock	15,505,322
Common Stock Non-Voting	252,681,735

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended
	February 28, 2025	February 29, 2024
Net sales	$1,605.5	$1,602.7
Cost of goods sold	1,001.5	1,003.4
Gross profit	604.0	599.3
Selling, general and administrative expense	378.8	361.6
Special charges	—	4.2
Operating income	225.2	233.5
Interest expense	48.5	50.3
Other income, net	9.8	11.1
Income from consolidated operations before income taxes	186.5	194.3
Income tax expense	41.6	49.6
Net income from consolidated operations	144.9	144.7
Income from unconsolidated operations	17.4	21.3
Net income	$162.3	$166.0
Earnings per share – basic	$0.60	$0.62
Earnings per share – diluted	$0.60	$0.62
Average shares outstanding – basic	268.3	268.4
Average shares outstanding – diluted	269.5	269.6
Cash dividends paid per share – voting and non-voting	$0.45	$0.42
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended
	February 28, 2025	February 29, 2024
Net income	$162.3	$166.0
Net income attributable to non-controlling interest	1.1	2.1
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	(1.0)	(0.2)
Currency translation adjustments	(33.9)	(2.0)
Change in derivative financial instruments	2.3	(3.3)
Tax (expense) benefit	(1.0)	0.4
Total other comprehensive loss, net of tax	(33.6)	(5.1)
Comprehensive income	$129.8	$163.0
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	February 28, 2025	November 30, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$102.8	$186.1
Trade accounts receivable, net of allowances	516.9	587.4
Inventories, net
Finished products	607.9	618.3
Raw materials and work-in-process	637.7	621.6
	1,245.6	1,239.9
Prepaid expenses and other current assets	147.4	125.6
Total current assets	2,012.7	2,139.0
Property, plant and equipment, net	1,392.9	1,413.0
Goodwill	5,206.1	5,227.5
Intangible assets, net	3,308.1	3,318.9
Other long-term assets	980.0	971.9
Total assets	$12,899.8	$13,070.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$456.9	$483.1
Current portion of long-term debt	755.1	265.2
Trade accounts payable	1,161.9	1,238.1
Other accrued liabilities	728.0	896.4
Total current liabilities	3,101.9	2,882.8
Long-term debt	3,095.7	3,593.6
Deferred taxes	830.0	840.5
Other long-term liabilities	422.5	436.6
Total liabilities	7,450.1	7,753.5
Shareholders’ equity
Common stock	588.5	587.6
Common stock non-voting	1,664.8	1,649.6
Retained earnings	3,694.3	3,545.0
Accumulated other comprehensive loss	(524.6)	(491.2)
Total McCormick shareholders’ equity	5,423.0	5,291.0
Non-controlling interests	26.7	25.8
Total shareholders’ equity	5,449.7	5,316.8
Total liabilities and shareholders’ equity	$12,899.8	$13,070.3
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Three months ended
	February 28, 2025	February 29, 2024
Operating activities
Net income	$162.3	$166.0
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	53.8	45.8
Stock-based compensation	20.0	11.7
Deferred income tax benefit	(9.2)	(2.8)
Income from unconsolidated operations	(17.4)	(21.3)
Changes in operating assets and liabilities
Trade accounts receivable	65.2	16.5
Inventories	(11.7)	(2.3)
Trade accounts payable	(70.9)	14.4
Other assets and liabilities	(84.9)	(116.0)
Dividends from unconsolidated affiliates	8.3	26.4
Net cash flow provided by operating activities	115.5	138.4
Investing activities
Capital expenditures (including software)	(37.1)	(62.0)
Other investing activities	—	0.2
Net cash flow used in investing activities	(37.1)	(61.8)
Financing activities
Short-term borrowings (repayments), net	(25.9)	57.3
Long-term debt repayments	(11.5)	(14.1)
Proceeds from exercised stock options	6.7	4.4
Taxes withheld and paid on employee stock awards	(6.7)	(4.9)
Common stock acquired by purchase	(17.2)	(0.3)
Dividends paid	(120.7)	(112.7)
Other financing activities	20.1	2.6
Net cash flow used in financing activities	(155.2)	(67.7)
Effect of exchange rate changes on cash and cash equivalents	(6.5)	2.5
(Decrease) increase in cash and cash equivalents	(83.3)	11.4
Cash and cash equivalents at beginning of period	186.1	166.6
Cash and cash equivalents at end of period	$102.8	$178.0
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Equity
Three months ended February 28, 2025
Balance, November 30, 2024	15.7	252.3	$2,237.2	$3,545.0	$(491.2)	$25.8	$5,316.8
Net income			—	162.3	—	—	162.3
Net income attributable to non-controlling interest			—	—	—	1.1	1.1
Other comprehensive loss, net of tax			—	—	(33.4)	(0.2)	(33.6)
Stock-based compensation			20.0	—	—	—	20.0
Shares purchased and retired	(0.3)	—	(11.8)	(13.0)	—	—	(24.8)
Shares issued	0.3	0.1	7.9	—	—	—	7.9
Equal exchange	(0.2)	0.2	—	—	—	—	—
Balance, February 28, 2025	15.5	252.6	$2,253.3	$3,694.3	$(524.6)	$26.7	$5,449.7

Three months ended February 29, 2024
Balance, November 30, 2023	16.8	251.3	$2,199.6	$3,249.7	$(388.6)	$22.8	$5,083.5
Net income			—	166.0	—	—	166.0
Net income attributable to non-controlling interest			—	—	—	2.1	2.1
Other comprehensive income (loss), net of tax			—	—	(5.1)	—	(5.1)
Stock-based compensation			11.7	—	—	—	11.7
Shares purchased and retired	(0.1)	—	(3.3)	(2.9)	—	—	(6.2)
Shares issued	0.3	—	5.4	—	—	—	5.4
Equal exchange	(0.4)	0.4	—	—	—	—	—
Balance, February 29, 2024	16.6	251.7	$2,213.4	$3,412.8	$(393.7)	$24.9	$5,257.4
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
The results of consolidated operations for the three-month period ended February 28, 2025 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income, and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half of the fiscal year. This historical increase in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more of our products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2024.
Accounts Payable - Supplier Finance Program
As more fully described in our Annual Report on Form 10-K for the year ended November 30, 2024, we participate in a Supply Chain Financing (SCF) program with several global financial institutions (SCF Banks). Under the SCF program, qualifying suppliers may elect to sell their receivables from us to an SCF Bank, enabling participating suppliers to negotiate their receivables sales arrangements directly with the respective SCF Bank. We are not party to those agreements and have no economic interest in a supplier’s decision to sell a receivable.
All outstanding amounts related to suppliers participating in the SCF program are recorded within the line entitled "Trade accounts payable" in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of February 28, 2025 and November 30, 2024, the amounts due to suppliers participating in the SCF program and included in trade accounts payable were approximately $385.2 million and $417.4 million, respectively.
Accounting Pronouncement Partially Adopted
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-04: Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations, that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a roll-forward of those obligations. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. We adopted the new standard's requirements to disclose the key terms of the programs and information about obligations outstanding as of November 30, 2023. The standard’s requirement to disclose a roll-forward of obligations outstanding will be effective for our fiscal year ending November 30, 2025. The partial adoption of this standard did not have a material impact on our consolidated financial statements, nor do we expect the adoption of the future disclosure requirements to have a material impact on our consolidated financial statements.
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
In November 2024, the FASB issued ASU No. 2024-03: Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures that requires more detailed disclosure about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expense, and depreciation expense. The guidance is effective for our annual period ending November 30, 2028 and our interim periods during the fiscal year ending November 30, 2029. The guidance does not affect recognition or measurement in our consolidated financial statements.

2.      SPECIAL CHARGES
In our consolidated income statement, we include a separate line item captioned "Special charges" in arriving at our consolidated operating income. Special charges consist of expenses, including related impairment charges, associated with certain actions undertaken to reduce fixed costs, simplify or improve processes, and enhance our competitiveness. These charges are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our President and Chief Executive Officer. Expenses associated with any approved action are classified as special charges upon recognition and monitored on an ongoing basis through completion. Certain ancillary expenses related to these actions, approved by our Management Committee, do not qualify for accrual upon approval but are included as special charges as incurred during the course of the actions.
We continue to evaluate changes to our organizational structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
The following is a summary of special charges recognized in the three months ended February 28, 2025 and February 29, 2024 (in millions):

	Three months ended
	February 28, 2025	February 29, 2024
Employee severance and related benefits	$—	$2.1
Other cash costs	—	2.1
Total special charges	$—	$4.2
During the three months ended February 29, 2024, we recorded $4.2 million of special charges, consisting principally of (i) $2.8 million associated with our Global Operating Effectiveness (GOE) program, which includes $2.1 million in severance and related benefits costs and $0.7 million in third-party expenses and other costs, and (ii) $1.4 million in third-party expenses and other costs associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA). Both our GOE program and the EMEA manufacturing facility transition are more fully described in Note 2 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended November 30, 2024.
As of February 28, 2025 and November 30, 2024, reserves associated with special charges of $1.0 million and $2.7 million are included in "Other accrued liabilities" in our consolidated balance sheet.
The following is a breakdown by business segment of special charges for the three months ended February 28, 2025 and February 29, 2024 (in millions):

	Three months ended
	February 28, 2025	February 29, 2024
Consumer segment	$—	$1.8
Flavor solutions segment	—	2.4
Total special charges	$—	$4.2

3.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS
We use derivative financial instruments to enhance our ability to manage risk, including foreign currency, net investment, and interest rate exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument, and all derivatives are designated as hedges. We are not a party to master netting arrangements, and we do not offset the fair value of derivative contracts with the same counterparty in our financial statement disclosures. The use of derivative financial instruments is monitored through regular communication with senior management and the use of written guidelines.
Foreign currency exchange risk. We are potentially exposed to foreign currency fluctuations affecting net investments in subsidiaries, transactions (both third-party and intercompany), and earnings denominated in foreign currencies. We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contract and currency swaps with highly-rated financial institutions to reduce fluctuations in the long or short currency positions.
The following is a summary of the notional amounts of outstanding foreign currency exchange contracts as of February 28, 2025 and November 30, 2024 (in millions):

	February 28, 2025	November 30, 2024
Fair value hedges	$878.0	$818.1
Cash flow hedge	148.6	216.1
Total	$1,026.6	$1,034.2
All of these contracts were designated as hedges of foreign currency denominated assets or liabilities or hedges of anticipated purchases denominated in a foreign currency. Hedge ineffectiveness was not material. All foreign currency exchange contracts generally have durations of less than 12 months. At February 28, 2025, $254.5 million of notional contracts had an initial duration of less than one month and are used to hedge short-term cash flow funding.
Contracts which are designated as hedges of foreign currency denominated assets are considered fair value hedges. These foreign currency exchange contracts manage both exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. Gains and losses from contracts that are designated as hedges of assets, liabilities, or firm commitments are recognized through income, offsetting the change in fair value of the hedged item. Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of inventory in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. The gains and losses on these contracts are deferred in accumulated other comprehensive income until the hedged item is recognized in cost of goods sold, at which time the net amount deferred in accumulated other comprehensive income is also recognized in cost of goods sold.
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

The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
As of February 28, 2025
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other accrued liabilities / Other long-term liabilities	$600.0	$35.3
Foreign exchange contracts	Other current assets	249.8	7.2	Other accrued liabilities	776.8	15.8
Cross currency contracts	Other current assets / Other long-term assets	933.7	44.7	Other accrued liabilities / Other long-term liabilities	—	—
Total			$51.9			$51.1
As of November 30, 2024
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other accrued liabilities / Other long-term liabilities	$600.0	$37.9
Foreign exchange contracts	Other current assets	374.4	5.2	Other accrued liabilities	659.8	12.5
Cross currency contracts	Other current assets / Other long-term assets	945.5	36.8	Other long-term liabilities	—	—
Total			$42.0			$50.4
The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive loss (AOCI), and our consolidated income statement for the three months ended February 28, 2025 and February 29, 2024 (in millions):

Fair Value Hedges

Derivative	Income statement location	Expense
		Three months ended February 28, 2025	Three months ended February 29, 2024
Interest rate contracts	Interest expense	$3.7	$5.1

	Income statement location	Loss recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		Three months ended February 28, 2025	Three months ended February 29, 2024	Hedged item		Three months ended February 28, 2025	Three months ended February 29, 2024

Foreign exchange contracts	Other income, net	$(0.6)	$(2.9)	Intercompany loans	Other income, net	$(0.6)	$1.4
The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three months ended February 28, 2025 and February 29, 2024.

Cash Flow Hedges
	Loss recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
Derivative	Three months ended February 28, 2025	Three months ended February 29, 2024		Three months ended February 28, 2025	Three months ended February 29, 2024

Interest rate contracts	$—	$—	Interest expense	$(0.1)	$(0.2)
Foreign exchange contracts	(0.8)	(0.2)	Cost of goods sold	(0.1)	1.3
Total	$(0.8)	$(0.2)		$(0.2)	$1.1

As of February 28, 2025, the net amount of accumulated other comprehensive loss associated with all cash flow and settled interest rate cash flow hedge derivatives expected to be reclassified in the next 12 months is $0.9 million as an increase to earnings.

Net Investment Hedges
	Gain (loss) recognized in OCI		Income statement location	Gain excluded from the assessment of hedge effectiveness
Derivative	Three months ended February 28, 2025	Three months ended February 29, 2024		Three months ended February 28, 2025	Three months ended February 29, 2024

Cross currency contracts	$8.1	$(5.9)	Interest expense	$2.5	$2.2
For all net investment hedges, no amounts have been reclassified out of accumulated other comprehensive loss. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.
We maintain a nonrecourse accounts receivable sale program whereby certain eligible U.S. receivables are sold to a third-party financial institution in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institution. We account for the transfer of receivables as a sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. The outstanding amounts of receivables sold under this program were $257.4 million and $106.9 million as of February 28, 2025 and November 30, 2024, respectively. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statement of cash flows. As collecting agent on the sold receivables, we had $29.7 million and $9.6 million of cash collected that was not yet remitted to the third-party financial institution as of February 28, 2025 and November 30, 2024, respectively. This obligation is reported within other accrued liabilities on the consolidated balance sheet and within cash flows from financing activities on the consolidated cash flow statement.
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

At February 28, 2025 and November 30, 2024, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		February 28, 2025
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$102.8	$102.8	$—
Insurance contracts	120.9	—	120.9
Bonds and other long-term investments	7.3	7.3	—
Foreign currency derivatives	7.2	—	7.2
Cross currency contracts	44.7	—	44.7
Total	$282.9	$110.1	$172.8
Liabilities
Foreign currency derivatives	$15.8	$—	$15.8
Interest rate derivatives	35.3	—	35.3
Total	$51.1	$—	$51.1

		November 30, 2024
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$186.1	$186.1	$—
Insurance contracts	129.2	—	129.2
Bonds and other long-term investments	1.3	1.3	—
Foreign currency derivatives	5.2	—	5.2
Cross currency contracts	36.8	—	36.8
Total	$358.6	$187.4	$171.2
Liabilities
Foreign currency derivatives	$12.5	$—	$12.5
Interest rate derivatives	37.9	—	37.9
Total	$50.4	$—	$50.4
At February 28, 2025 and November 30, 2024, the carrying amounts of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bond and other long-term investments were equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings, and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.
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

The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	February 28, 2025	November 30, 2024
Carrying amount	$3,850.8	$3,858.8

Level 1 valuation techniques	$3,570.1	$3,557.3
Level 2 valuation techniques	108.3	119.8
Total fair value	$3,678.4	$3,677.1
The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.
5.     EMPLOYEE BENEFIT AND RETIREMENT PLANS
We sponsor defined benefit pension plans in the U.S. and certain foreign locations. Additionally, we sponsor defined contribution plans in the U.S. and contribute to defined contribution plans in various locations outside the U.S., including government-sponsored retirement plans. Moreover, we provide postretirement medical and life insurance benefits to certain U.S. employees and retirees. We previously froze the accrual of future benefits under certain defined benefit pension plans in the U.S. and certain foreign locations. Although our defined benefit plans in the U.S., United Kingdom, and Canada have generally been frozen, employees who are participants in the plans retained benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plans.
The following table presents the components of our pension (income) and other postretirement benefits expense for the three months ended February 28, 2025 and February 29, 2024 (in millions):

	United States pension		International pension		Other postretirement benefits
	2025	2024	2025	2024	2025	2024
Service cost	$0.4	$0.4	$0.2	$0.1	$0.2	$0.2
Interest costs	8.9	9.3	2.5	2.7	0.5	0.6
Expected return on plan assets	(9.3)	(9.9)	(3.5)	(4.0)	—	—
Amortization of prior service costs	0.1	0.1	—	—	(0.1)	(0.1)
Amortization of net actuarial losses (gains)	0.3	(0.1)	—	—	(0.6)	(0.6)
Total (income) expense	$0.4	$(0.2)	$(0.8)	$(1.2)	$—	$0.1
During the three months ended February 28, 2025 and February 29, 2024, we contributed $1.8 million to our pension plans. Total contributions to our pension plans in fiscal year 2024 were $10.0 million.
All of the amounts in the tables above for pension (income) and other postretirement benefits expense, other than service cost, were included in other income, net within our consolidated income statements. The net aggregate amount of pension and other postretirement benefits income, excluding service cost components, was $(1.2) million and $(2.0) million for the three months ended February 28, 2025 and February 29, 2024, respectively.

6.    STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units (RSUs), stock options, company stock awarded as part of our long-term performance plan (LTPP), and price-vested stock options. The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended
	February 28, 2025	February 29, 2024
Stock-based compensation expense	$20.0	$11.7
Our 2025 annual grant consisted primarily of RSUs and stock awarded under our LTPP and occurred in the first quarter. Our annual grant of stock options and RSUs principally occurred in the second quarter of 2024. Stock options were also granted during the first quarter of 2024. Our annual grant of stock awarded under our LTPP occurred in the first quarter of 2024. Substantially all the stock options and RSUs granted in 2025 and 2024 vest ratably over a three-year period or, if earlier, upon the holder’s retirement eligibility date. Stock awarded under our LTPP vest ratably over a three-year period.

The following is a summary of our stock option activity for the three months ended February 28, 2025 and February 29, 2024:

	2025		2024
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	6.1	$72.25	5.3	$70.43
Granted	—	—	0.4	65.99
Exercised	(0.1)	49.11	(0.1)	37.74
Forfeited	(0.1)	84.55	—	—
Outstanding at end of the period	5.9	$72.65	5.6	$70.54
Exercisable at end of the period	4.2	$70.40	3.9	$65.36
As of February 28, 2025, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $73.4 million and for options currently exercisable was $63.5 million. The total intrinsic value of all options exercised during the three months ended February 28, 2025 and February 29, 2024 was $3.3 million and $2.6 million, respectively.
The following is a summary of our RSU activity for the three months ended February 28, 2025 and February 29, 2024:

	2025		2024
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	533	$73.68	494	$76.94
Granted	523	74.74	—	—
Vested	(1)	77.63	(3)	92.74
Forfeited	(6)	75.92	(9)	83.59
Outstanding at end of period	1,049	$74.19	482	$76.71
There were 2.1 million price-vested stock options with a weighted-average grant-date fair value of $9.40 outstanding as of February 28, 2025 and February 29, 2024.
The following is a summary of our LTPP activity for the three months ended February 28, 2025 and February 29, 2024:

	2025		2024
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	539	$83.45	474	$94.34
Granted	177	86.92	192	66.49
Vested	(206)	95.00	(181)	98.30
Forfeited	(34)	79.98	(10)	91.65
Outstanding at end of period	476	$79.97	475	$81.53

7.    INCOME TAXES
Income tax expense for the three months ended February 28, 2025 included $5.2 million of net discrete tax benefits consisting principally of a $5.0 million net tax benefit resulting from the revaluation of deferred taxes associated with enacted legislation.
Income tax expense for the three months ended February 29, 2024 included $1.6 million of discrete tax expense consisting principally of $1.1 million of tax expense resulting from a state tax matter and $0.5 million of tax expense associated with stock-based compensation.
Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months ended February 28, 2025.

As of February 28, 2025, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

8.    CAPITAL STOCK AND EARNINGS PER SHARE
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended
	February 28, 2025	February 29, 2024
Average shares outstanding – basic	268.3	268.4
Effect of dilutive securities:
Stock options/RSUs/LTPP	1.2	1.2
Average shares outstanding – diluted	269.5	269.6
The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended
	February 28, 2025	February 29, 2024
Anti-dilutive securities	2.6	3.5
The following table sets forth common stock activity (in millions):

	Three months ended
	February 28, 2025	February 29, 2024
Shares issued under stock options, RSUs, LTPP and employee stock purchase plans	0.4	0.3
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, and LTPP	0.3	0.1
As of February 28, 2025, $431 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive loss, net of tax, where applicable (in millions):

	February 28, 2025	November 30, 2024
Foreign currency translation adjustment (1)	$(426.6)	$(392.0)
Unrealized gain on foreign currency exchange contracts	3.7	2.1
Unamortized value of settled interest rate swaps	(1.4)	(1.6)
Pension and other postretirement costs	(100.3)	(99.7)
Accumulated other comprehensive loss	$(524.6)	$(491.2)
(1)During the three months ended February 28, 2025, the foreign currency translation adjustment of accumulated other comprehensive loss increased on a net basis by $34.6 million, inclusive of $8.1 million of unrealized gains associated with net investment hedges. These net investment hedges are more fully described in Note 3.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended		Affected Line Items in the Condensed Consolidated Income Statement
	February 28, 2025	February 29, 2024
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$0.1	$0.2	Interest expense
Foreign exchange contracts	0.1	(1.3)	Cost of goods sold
Total before tax	0.2	(1.1)
Tax effect	—	0.3	Income tax expense
Net, after tax	$0.2	$(0.8)

Amortization of pension and postretirement benefit adjustments:
Amortization of net actuarial (gains)(1)	$(0.3)	$(0.7)	Other income, net
Total before tax	(0.3)	(0.7)
Tax effect	0.1	0.2	Income tax expense
Net, after tax	$(0.2)	$(0.5)
(1)This accumulated other comprehensive income (loss) component is included in the computation of total pension (income) and other postretirement benefits expense (refer to Note 5 for additional details).

10.    BUSINESS SEGMENTS
We operate in two business segments: consumer and flavor solutions. The consumer and flavor solutions segments manufacture, market and distribute spices, herbs, seasoning mixes, condiments and other flavorful products throughout the world. Our consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French’s,” “Frank’s RedHot,” “Lawry’s,” “Zatarain’s,” “Simply Asia,” “Thai Kitchen,” “Ducros,” “Vahiné,” “Cholula,” “Schwartz,” “Club House,” “Kamis,” “DaQiao,” “La Drogheria,” “Stubb’s,” “OLD BAY,” and “Gourmet Garden.” Our flavor solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors, with the exception of our business in China, where foodservice sales are managed by and reported in our consumer segment.
We measure segment performance based on operating income, excluding special charges, as this activity is managed separately from the business segments.
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended February 28, 2025
Net sales	$919.2	$686.3	$1,605.5
Operating income	146.7	78.5	225.2
Income from unconsolidated operations	16.1	1.3	17.4

Three months ended February 29, 2024
Net sales	$921.5	$681.2	$1,602.7
Operating income excluding special charges	176.3	61.4	237.7
Income from unconsolidated operations	21.5	(0.2)	21.3

There were no special charges during the three months ending February 28, 2025. A reconciliation of operating income excluding special charges to operating income for the three months ending February 29, 2024 is as follows:

	Consumer	Flavor Solutions	Total
		(in millions)
Operating income excluding special charges	$176.3	$61.4	$237.7
Less: Special charges	1.8	2.4	4.2
Operating income	$174.5	$59.0	$233.5
Total segment operating income as disclosed in the preceding table represents our consolidated operating income. The reconciliation of that operating income to income from consolidated operations before income taxes, which includes interest expense and other income, net is presented on the consolidated income statement.
The following table sets forth our net sales, by geographic area, for the three months ended February 28, 2025 and February 29, 2024 (in millions):

	Americas	EMEA	APAC	Total

Three months ended February 28, 2025	$1,118.3	$299.5	$187.7	$1,605.5
Three months ended February 29, 2024	1,117.1	306.7	178.9	1,602.7

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
Business profile
McCormick is a global leader in flavor. We manufacture, market, and distribute spices, seasoning mixes, condiments, and other flavorful products to the entire food industry – retailers, food manufacturers, and the foodservice business. In fiscal year 2024, approximately 39% of our sales were generated outside of the U.S. We also are partners in a number of joint ventures involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico. We manage our business in two business segments, consumer and flavor solutions.
Executive Summary
In the first quarter of 2025, we achieved net sales growth of 0.2% as compared to the first quarter of 2024, due to the following factors:
•Volume and product mix favorably impacted net sales by 2.2%. Both segments contributed to this growth, with a 2.6% increase in consumer and a 1.8% increase in flavor solutions.
•Pricing unfavorably impacted net sales by 0.2%. The unfavorable impact of pricing in our consumer segment offset the favorable impact of pricing in our flavor solutions segment.
•Fluctuations in currency rates negatively impacted net sales by 1.8%, decreasing sales growth by 1.4% in our consumer segment and 2.5% in our flavor solutions segment.
Operating income was $225.2 million in the first quarter of 2025, compared to $233.5 million in the same period of 2024, reflecting a decrease of 3.6%. In the first quarter of 2025, our gross profit margin improved by 20 basis points, primarily driven by cost savings from the Company's Comprehensive Continuous Improvement (CCI) program. Selling, general, and administrative (SG&A) expense as a percentage of sales increased by 100 basis points, primarily driven by higher stock-based compensation expense due to a planned shift in timing of our annual stock grant from the second quarter to the first quarter, other employee benefit related costs and increased advertising and promotional spend. Excluding special charges, adjusted operating income was $225.2 million in the first quarter of 2025, reflecting a decrease of 5.3%, compared to $237.7 million in the 2024 period. In constant currency, adjusted operating income decreased by 3.2%.
Diluted earnings per share was $0.60 and $0.62 in the first quarter of 2025 and 2024, respectively. The decrease in diluted earnings per share for the first quarter of 2025 was driven primarily by the impact of lower operating income and the unfavorable effects of a decrease in income from unconsolidated operations, partially offset by the favorable impact of a decrease in the effective tax rate. Special charges lowered earnings per share by $0.01 in the first quarter of 2024. Excluding the effects of special charges in the 2024 period, adjusted diluted earnings per share was $0.60 and $0.63 in the first quarter of 2025 and 2024, respectively, reflecting a decrease of 4.8%.
A detailed review of our first quarter 2025 performance compared to the first quarter of fiscal 2024 appears in the section titled “Results of Operations – Company” and “Results of Operations – Segments.” For a reconciliation of non-GAAP to reported amounts, see the subsequent discussion under the heading “Non-GAAP Financial Measures.”
2025 Outlook
Our fiscal 2025 outlook reflects plans to offset costs related to U.S. import tariffs on China with CCI savings and targeted price adjustments. Due to continued uncertainty regarding the implementation dates and scope of additional potential U.S. import tariffs or retaliatory tariffs put in place by other countries, our outlook does not include any additional impact from tariff actions in 2025.
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
We estimate that our 2025 effective tax rate, including the net favorable impact of anticipated discrete tax items, although at a lower amount than in 2024, will be 22.0% as compared to 20.5% in 2024. Excluding projected taxes associated with special charges, we estimate that our adjusted effective tax rate will also be approximately 22.0% in 2025, as compared to an adjusted effective tax rate of 20.5% in 2024.
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

RESULTS OF OPERATIONS – COMPANY

	Three months ended
	February 28, 2025	February 29, 2024
Net sales	$1,605.5	$1,602.7
Percent increase	0.2%	2.4%
Components of percent change in net sales – increase (decrease):
Pricing actions	(0.2)%	2.7%
Volume and product mix	2.2%	(1.0)%
Divestitures	—%	(0.2)%
Foreign exchange	(1.8)%	0.9%
Gross profit	$604.0	$599.3
Gross profit margin	37.6%	37.4%
Sales for the first quarter of 2025 increased by 0.2% from 2024 and increased by 2.0% on an organic basis (that is, excluding the impact of divestitures and foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Pricing impacts unfavorably impacted sales by 0.2% as compared to the same period in 2024. Favorable volume and product mix increased sales by 2.2% for the quarter, including growth in both our consumer and flavor solutions segments. Foreign currency rates decreased sales by 1.8% for the quarter as compared to the prior year quarter. Organic sales growth was 2.0%, as compared to the same period in 2024.
Gross profit for the first quarter of 2025 increased by $4.7 million, or 0.8%, from the comparable period in 2024. Our gross profit margin for the first quarter of 2025 was 37.6%, an increase of 20 basis points from the comparable period in 2024. The increase in gross profit margin was primarily driven by CCI-led cost savings as compared to the 2024 period.

	Three months ended
	February 28, 2025	February 29, 2024
Selling, general & administrative (SG&A) expense	$378.8	$361.6
Percent of net sales	23.6%	22.6%
SG&A expense increased by $17.2 million in the first quarter of 2025 as compared to the 2024 level, primarily as a result of higher stock-based compensation expense, other employee benefit related costs and increased advertising and promotional spend. The higher level of stock-based compensation expense was driven by a change in grant timing that shifted the recognition of expense from the second quarter into the first quarter of 2025, as more fully discussed in Note 6 of notes to our accompanying condensed consolidated financial statements. SG&A expense as a percentage of net sales increased by 100 basis points from the prior year levels principally due to the factors described above.

	Three months ended
	February 28, 2025	February 29, 2024
Total special charges	$—	$4.2
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

	Three months ended
	February 28, 2025	February 29, 2024
Interest expense	$48.5	$50.3
Other income, net	9.8	11.1

Interest expense decreased by $1.8 million during the three months ended February 28, 2025, compared to the prior year period, driven by the effects of lower average borrowing levels. Other income, net, for the three months ended February 28, 2025, decreased by $1.3 million compared to the prior year period, primarily due to a lower level of interest income.

	Three months ended
	February 28, 2025	February 29, 2024
Income from consolidated operations before income taxes	$186.5	$194.3
Income tax expense	41.6	49.6
Effective tax rate	22.3%	25.5%
The provision for income taxes is based on the estimate of the annual effective tax rate adjusted to reflect the tax impact of items discrete to the fiscal period. We record tax expense or tax benefits that do not relate to ordinary income in the current fiscal year discretely in the period in which such items occur pursuant to the requirements of U.S. GAAP. Examples of such types of discrete items not related to ordinary income include, but are not limited to, excess tax benefits or expense associated with stock-based compensation, changes in estimates of the outcome of tax matters related to prior years, including reversals of reserves upon the lapsing of statutes of limitations, provision-to-return adjustments, the settlement of tax audits, changes in enacted tax rates or other legislation, changes in the assessment of deferred tax valuation allowances, and the tax effects of intra-entity asset transfers (other than inventory).
Income tax expense for the three months ended February 28, 2025 included $5.2 million of net discrete tax benefits consisting principally of a $5.0 million net tax benefit resulting from the revaluation of deferred taxes associated with enacted legislation.
Income tax expense for the three months ended February 29, 2024 included $1.6 million of discrete tax expense consisting principally of $1.1 million of tax expense resulting from a state tax matter and $0.5 million of tax expense associated with stock-based compensation.

	Three months ended
	February 28, 2025	February 29, 2024
Income from unconsolidated operations	$17.4	$21.3

Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, decreased by $3.9 million for the three months ended February 28, 2025, as compared to the year ago period. The decrease was principally driven by the results of our largest joint venture, McCormick de Mexico, which included unfavorable impacts from foreign exchange rates, as compared to the 2024 period.
The following table outlines the major components of the change in diluted earnings per share from 2024 to 2025:

Three months ended February 29, 2024 and February 28, 2025
2024 Earnings per share – diluted	$0.62
Impact of change in operating income	(0.04)
Decrease in special charges, net of taxes	0.01
Decrease in income from unconsolidated operations	(0.01)
Impact of change in effective income tax rate, excluding taxes on special charges	0.02
2025 Earnings per share – diluted	$0.60
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

CONSUMER SEGMENT

	Three months ended
	February 28, 2025	February 29, 2024

Net sales	$919.2	$921.5
Percent (decrease) increase	(0.2)%	1.3%
Segment operating income	$146.7	$176.3
Segment operating income margin	16.0%	19.1%
In the first quarter of 2025, sales of our Consumer segment decreased by 0.2% compared to the first quarter of 2024 and increased by 1.2% on an organic basis. Higher volume and product mix increased sales by 2.6%, driven by growth in all regions as compared to the prior year period. Pricing actions, primarily in the Americas region, unfavorably impacted sales by 1.4% compared to the prior year. The unfavorable impact of foreign currency rates decreased sales by 1.4% as compared to the prior year period, and is excluded from our measure of sales growth of 1.2% on an organic basis.
In the Americas region, Consumer segment sales decreased by 0.4% in the first quarter of 2025 compared to the same quarter of 2024 and increased by 0.1% on an organic basis. Favorable volume and product mix increased sales by 2.9% driven by growth across core categories. Pricing actions, including prior year actions taken in response to price gap management that were predominantly in place in the second quarter of 2024, unfavorably impacted sales by 2.8% compared to the prior year period. The unfavorable impact of foreign currency rates decreased sales by 0.5% in the prior year period and is excluded from our measure of sales growth of 0.1% on an organic basis.
In the EMEA region, Consumer segment sales decreased by 0.2% in the first quarter of 2025 compared to the same quarter of 2024 and increased by 3.6% on an organic basis. Favorable volume and product mix increased sales by 1.5% driven by growth in Poland and the timing of trade activity in France, compared to the prior year period. Favorable pricing impacted sales by 2.1% compared to the prior year period. The unfavorable impact from foreign currency rates decreased sales by 3.8% compared to the prior year period, and is excluded from our measure of sales growth of 3.6% on an organic basis.
In the APAC region, Consumer segment sales increased by 0.4% in the first quarter of 2025 compared to the same quarter of 2024 and increased by 2.7% on an organic basis. Favorable volume and product mix increased sales by 2.0%, driven by growth in China that was partially offset by unfavorable volume and product mix in other parts of the region as compared to the prior year period. Favorable pricing impacted sales by 0.7% compared to the prior year period. The unfavorable impact from foreign currency rates decreased sales by 2.3% compared to the prior year period and is excluded from our measure of sales growth of 2.7% on an organic basis.
Segment operating income for our Consumer segment decreased by $29.6 million, or 16.8%, in the first quarter of 2025 from the first quarter of 2024. The decrease in segment operating income was driven by the effects of a decrease in gross profit and higher SG&A expense as compared to the prior year period. The decrease in gross profit was primarily driven by the impacts of pricing actions and higher cost to meet demand which were partially offset by CCI-led cost savings. The increase in SG&A expense was primarily driven by the items described in the consolidated discussion. Segment operating margin for our Consumer segment decreased in the first quarter of 2025 by 310 basis points from 2024 to 16.0%. On a constant currency basis, segment operating income for our Consumer segment decreased by 15.9% in the first quarter of 2025 compared to the same period in 2024.

FLAVOR SOLUTIONS SEGMENT

	Three months ended
	February 28, 2025	February 29, 2024

Net sales	$686.3	$681.2
Percent increase	0.8%	3.8%
Segment operating income	$78.5	$61.4
Segment operating income margin	11.4%	9.0%
In the first quarter of 2025, sales of our Flavor Solutions segment increased by 0.8% as compared to the first quarter of 2024 and increased by 3.3% on an organic basis. Favorable volume and product mix increased sales by 1.8% driven by the APAC and Americas regions as compared to the prior year period. Favorable pricing increased sales by 1.5%, primarily driven by the Americas region compared to the prior year period. The unfavorable impact of foreign currency rates decreased Flavor Solutions segment sales by 2.5% compared to the prior year period and is excluded from our measure of sales growth of 3.3% on an organic basis.
In the Americas region, Flavor Solutions sales increased by 0.8% in the first quarter of 2025 compared to the first quarter of 2024 and increased by 3.6% on an organic basis. Favorable volume and product mix increased sales by 0.8% compared to the prior year period. Favorable pricing impacted sales by 2.8% compared to the prior year period. The unfavorable impact from foreign currency rates decreased sales by 2.8% compared to the prior year period and is excluded from our measure of sales growth of 3.6% on an organic basis.
In the EMEA region, Flavor Solutions sales decreased by 5.2% in the first quarter of 2025 compared to the first quarter of 2024 and decreased by 3.9% on an organic basis. Unfavorable volume and product mix decreased sales by 1.9%, driven by the effects of lower sales to quick-service restaurant customers as compared to the prior year period. Unfavorable pricing impacted sales by 2.0% compared to the prior quarter. The unfavorable impact from foreign currency rates decreased sales by 1.3% compared to the prior year period and is excluded from our measure of sales decline of 3.9% on an organic basis.
In the APAC region, Flavor Solutions sales increased by 12.7% in the first quarter of 2025 compared to the first quarter of 2024, and increased by 15.3% on an organic basis. Favorable volume and product mix increased sales by 15.7% driven by higher sales to quick-service restaurant customers as compared to the prior year period. Pricing unfavorably impacted sales by 0.4% compared to the prior year period. The unfavorable impact from foreign currency rates decreased sales by 2.6% compared to the first quarter of 2024 and is excluded from our measure of sales growth of 15.3% on an organic basis.
Segment operating income for our Flavor Solutions segment increased by $17.1 million, or 27.9%, in the first quarter of 2025 compared to the first quarter of 2024. The increase in segment operating income was driven by the effects of an increase in gross profit partially offset by increases in SG&A expense, as compared to the prior period. The increase in gross profit was primarily driven by the impact of favorable pricing and CCI-led costs savings. The increase in SG&A expense was primarily driven by the items described in the consolidated discussion. Segment operating margin for our Flavor Solutions segment increased by 240 basis points from the prior year level to 11.4% in the first quarter of 2025. On a constant currency basis, segment operating income for our Flavor Solutions segment increased by 33.2% in the first quarter of 2025 compared to the same period in 2024.
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

The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	February 28, 2025	November 30, 2024
Forward foreign currency:
Notional value	$1,026.6	$1,034.2
Unrealized net (loss)	(8.6)	(7.3)
Cross currency swaps:
Notional value	933.7	945.5
Unrealized net gain	44.7	36.8
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
The following table sets forth the notional values and unrealized net gain (loss) of our interest rate swap contracts:

	February 28, 2025	November 30, 2024
Notional value	$600.0	$600.0
Unrealized net (loss)	(35.3)	(37.9)
The change in fair values of our interest rate swap contracts is due to changes in interest rates on the notional amounts outstanding as of each date as well as the remaining duration of our interest rate derivative contracts.
Commodity Risk
We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions, and other factors beyond our control. Our most significant raw materials are dairy products, pepper, onion, garlic, capsicums (red peppers and paprika), tomato products, sugar, and salts. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, and customer price adjustments. We generally have not used derivatives to manage the volatility related to this risk.
Credit Risk
The customers of our consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains, and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. Some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties. We believe that our allowance for doubtful accounts properly recognizes trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.

NON-GAAP FINANCIAL MEASURES
The following tables include financial measures of organic net sales, adjusted operating income, adjusted operating income margin, adjusted income tax expense, adjusted income tax rate, adjusted net income, and adjusted diluted earnings per share. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:
•Special charges - Special charges consist of expenses and income associated with certain actions undertaken by us to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee. Expenses associated with the approved actions are classified as special charges upon recognition and monitored on an ongoing basis through completion.
Details with respect to the composition of special charges set forth below are included in Note 2 of the notes to our accompanying condensed consolidated financial statements. Details with respect to the composition of special charges for the year ended November 30, 2024 are included in Note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2024.
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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2024	For the three months ended		Estimated for the year ending November 30, 2025
		February 28, 2025	February 29, 2024
Operating income	$1,060.3	$225.2	$233.5
Impact of special charges	9.5	—	4.2
Adjusted operating income	$1,069.8	$225.2	$237.7
Operating income margin (1)	15.8%	14.0%	14.6%
Impact of special charges	0.1%	—%	0.2%
Adjusted operating income margin (1)	15.9%	14.0%	14.8%

Income tax expense	$184.0	$41.6	$49.6
Impact of special charges	2.4	—	1.1
Adjusted income tax expense	$186.4	$41.6	$50.7
Income tax rate (2)	20.5%	22.3%	25.5%
Impact of special charges	—%	—%	—%
Adjusted income tax rate (2)	20.5%	22.3%	25.5%

Net income	$788.5	$162.3	$166.0
Impact of special charges	7.1	—	3.1
Adjusted net income	$795.6	$162.3	$169.1

Earnings per share – diluted	$2.92	$0.60	$0.62	$2.99 to $3.04
Impact of special charges	0.03	—	0.01	0.04
Adjusted earnings per share – diluted	$2.95	$0.60	$0.63	$3.03 to $3.08

(1)	Operating income margin, impact of special charges, and adjusted operating income margin are calculated as operating income, impact of special charges, and adjusted operating income as a percentage of net sales for each period presented.

(2)	Income tax rate is calculated as income tax expense as a percentage of income from consolidated operations before income taxes. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $186.5 million and $198.5 million for the three months ended February 28, 2025, and February 29, 2024, respectively. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $907.8 million for the year ended November 30, 2024.
Because we are a multi-national company, we are subject to variability of our reported U.S. dollar results due to changes in foreign currency exchange rates. Those changes can be volatile. The exclusion of the effects of foreign currency exchange, or what we refer to as amounts expressed “on a constant currency basis”, is a non-GAAP measure. We believe that this non-GAAP measure provides additional information that enables enhanced comparison to prior periods excluding the translation effects of changes in rates of foreign currency exchange and provides additional insight into the underlying performance of our operations located outside of the U.S. It should be noted that our presentation herein of amounts and percentage changes on a constant currency basis does not exclude the impact of foreign currency transaction gains and losses (that is, the impact of transactions denominated in other than the local currency of any of our subsidiaries in their local currency reported results).
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
Rates of constant currency and organic growth (decline) follow:

	Three months ended February 28, 2025
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on both a constant currency and organic basis
Net sales:
Consumer segment:
Americas	(0.4)%	(0.5)%	0.1%
EMEA	(0.2)%	(3.8)%	3.6%
APAC	0.4%	(2.3)%	2.7%
Total Consumer	(0.2)%	(1.4)%	1.2%
Flavor Solutions segment:
Americas	0.8%	(2.8)%	3.6%
EMEA	(5.2)%	(1.3)%	(3.9)%
APAC	12.7%	(2.6)%	15.3%
Total Flavor Solutions	0.8%	(2.5)%	3.3%
Total net sales	0.2%	(1.8)%	2.0%

	Three months ended February 28, 2025
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Adjusted operating income:
Consumer segment	(16.8)%	(0.9)%	(15.9)%
Flavor Solutions segment	27.9%	(5.3)%	33.2%
Total adjusted operating income	(5.3)%	(2.1)%	(3.2)%
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

Projections for the Year Ending November 30, 2025
Percentage change in net sales	0% to 2%
Impact of unfavorable foreign currency exchange	1%
Percentage change in organic net sales	1% to 3%

Percentage change in adjusted operating income	3% to 5%
Impact of unfavorable foreign currency exchange	1%
Percentage change in adjusted operating income in constant currency	4% to 6%

Percentage change in adjusted earnings per share - diluted	3% to 5%
Impact of unfavorable foreign currency exchange	2%
Percentage change in adjusted earnings per share - diluted	5% to 7%
LIQUIDITY AND FINANCIAL CONDITION

	Three months ended
	February 28, 2025	February 29, 2024

Net cash provided by operating activities	$115.5	$138.4
Net cash used in investing activities	(37.1)	(61.8)
Net cash used in financing activities	(155.2)	(67.7)
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
Our cash flows from operations enable us to fund operating projects and investments that are designed to meet our growth objectives, service our debt, fund or increase our quarterly dividends, fund capital projects and other investments, and make share repurchases when appropriate. Due to the cyclical nature of a portion of our business, our cash flow from operations has historically been the strongest during the fourth quarter of our fiscal year. Due to the timing of the interest payments on our long-term debt, interest payments are higher in the second and fourth quarters of our fiscal year.
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
Operating Cash Flow — Net cash provided by operating activities of $115.5 million for the three months ended February 28, 2025, decreased $22.9 million from the same period of 2024. The decrease in operating cash flow was primarily driven by higher cash used for working capital partially offset by lower incentive payments.
Investing Cash Flow — Cash used in investing activities of $37.1 million for the three months ended February 28, 2025 decreased by $24.7 million as compared to $61.8 million for the corresponding period in 2024. Capital expenditures decreased from the 2024 level of $62.0 million to $37.1 million. We expect 2025 capital expenditures to approximate $300 million.
Financing Cash Flow — Financing activities used cash of $155.2 million for the first three months of 2025 and increased $87.5 million as compared to $67.7 million for the corresponding period in 2024. The increase is a result of changes in our net borrowings, share issuance activity associated with the exercise of stock options, share repurchase activity, and dividends, all as described below.
The following table outlines our net borrowing activities:

	Three months ended
	February 28, 2025	February 29, 2024

Net (decrease) increase in short-term borrowings	$(25.9)	$57.3
Repayments of long-term debt	(11.5)	(14.1)
Net cash (used in) provided by borrowing activities	$(37.4)	$43.2
The following table outlines the activity in our share repurchase program:

	Three months ended
	February 28, 2025	February 29, 2024
Number of shares of common stock repurchased (in thousands)	224	4
Dollar amount (in millions)	$17.2	$0.3
As of February 28, 2025, $431 million remained of the $600 million share repurchase program that was authorized by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the three months ended February 28, 2025, we received proceeds of $6.7 million from exercised stock options as compared to $4.4 million received in the corresponding 2024 period. We repurchased $6.7 million and $4.9 million of common stock during the three months ended February 28, 2025 and February 29, 2024, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.
We increased dividends paid to $120.7 million, or a per share quarterly dividend of $0.45, in the first three months of 2025 from $112.7 million, or a per share quarterly dividend of $0.42, of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
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
At February 28, 2025 and February 29, 2024, we temporarily used $607.3 million and $539.3 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are typically lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 28, 2025 and February 29, 2024 were $981.3 million and $828.9 million, respectively. Total average debt outstanding for the three months ended February 28, 2025 and February 29, 2024 was $4,781.3 million and $4,883.9 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2025, the exchange rate for the Polish zloty was higher than the U.S. dollar at November 30, 2024. At February 28, 2025, the exchange rate for the British pound sterling, Euro, Canadian dollar, Mexican peso, Chinese renminbi, and Australian dollar were lower than the U.S. dollar at November 30, 2024.
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
Material Cash Requirements
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. Our primary obligations include principal and interest payments on our outstanding short-term borrowings and long-term debt. In the next year, our most significant debt service obligations include the maturity of our $250.0 million, 3.25% notes due in November 2025 and our $500.0 million, 0.90% notes due in February 2026. Also, in August 2025, our $500 million, 364-day revolving credit facility matures. Our other cash requirements include raw material purchases, lease payments, income taxes, anticipated quarterly dividends, and pension and postretirement benefits, as well as other contractual obligations.
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

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
In preparing the financial statements, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid allowances. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
There have been no changes in our critical accounting estimates and assumptions included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2024.
FORWARD-LOOKING INFORMATION
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, special charges, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” “should,” “anticipate,” “intend,” “believe,” “plan,” and similar expressions. These statements may relate to: general economic and industry conditions, including consumer spending rates, recessions, interest rates, and availability of capital; expectations regarding sales growth potential in various geographies and markets, including the impact of brand marketing support, product innovation, and customer, channel, category, heat platform, and e-commerce expansion; expected trends in net sales, earnings performance, and other financial measures; the expected impact of pricing actions on the Company's results of operations, including our sales volume and mix as well as gross margins; the expected impact of the inflationary cost environment on our business; the anticipated effects of factors affecting our supply chain, including the availability and prices of commodities and other supply chain resources such as raw materials, packaging, labor, and transportation; the potential impact of trade policies, including new tariffs; the expected impact of productivity improvements, including those associated with our CCI program and the Global Business Services operating model initiative; the ability to identify, attract, hire, retain, and develop qualified personnel and the next generation of leaders; the impact of ongoing conflicts, including those between Russia and Ukraine and the war in the Middle East, including the potential for broader economic disruption; expected working capital improvements; the anticipated timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; expectations regarding pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable payments of interest, repayment of short- and long-term debt, working capital needs, planned capital expenditures, quarterly dividends, and our ability to obtain additional short- and long-term financing or issue additional debt securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the Company's ability to drive revenue growth; the Company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the Company's reputation or brand name; loss of brand relevance; increased private label use; the Company's ability to offset cost pressures or business impacts related to trade policies, including new tariffs; the Company's ability to drive productivity improvements, including those related to our CCI program and other streamlining actions; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crises; issues affecting the Company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; the impact of the ongoing conflicts between Russia and Ukraine and the war in the Middle East, including the potential for broader economic disruption; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of our amount of outstanding indebtedness and related level of debt service as well as the effects that such debt service may have on the Company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the Company's information technology systems, including the threat of data breaches and cyber-attacks; the Company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, and volatility in our effective tax rate; climate change; Environmental, Social and Governance (ESG) matters; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the Company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described in the Company's filings with the Securities and Exchange Commission.
Actual results could differ materially from those projected in the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2024. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations above, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2024 fiscal year end.

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

Changes in Internal Controls: No change occurred in our “internal control over financial reporting” as defined in Rule 13a-15(f) during our last fiscal quarter that materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There are no material pending legal proceedings in which we or our subsidiaries is a party or in which any of our or their property is the subject.

ITEM 1.ARISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2024, except as follows.
Trade policies of the U.S. presidential administration, including tariffs, and potential related actions by other countries, may impact our financial condition or results of operations.
Recently, the U.S. presidential administration announced significant tariffs on imports from certain countries, including Canada, Mexico, and China, which may cause inflationary pressures and higher costs on certain raw materials and imports from these regions. If maintained, the announced tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, could pose a risk to our business and results of operations. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets.
Our attempts to potentially offset these pressures through increases in the selling prices of some of our products may not be successful and may result in reductions in sales volume. To the extent that price increases are not sufficient to offset increased costs, and/or if they result in significant decreases in sales volume, our business, financial condition, or operating results may be adversely affected.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2025.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2024 to December 31, 2024	CS – 36,934 (1)	$78.04	36,934	$446	million
	CSNV – 0	$—	—
January 1, 2025 to January 31, 2025	CS – 31,525 (2)	$73.69	31,525	$443	million
	CSNV – 250	$76.36	250
February 1, 2025 to February 28, 2025	CS – 148,426 (3)	$76.94	148,426	$431	million
	CSNV – 7,150	$77.03	7,150
Total	CS – 216,885	$76.66	216,885	$431	million
	CSNV – 7,400	$77.01	7,400
(1) On December 5, 2024, we purchased 36,934 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the CS on December 5, 2024.

(2) On January 22, 2025, we purchased 29,525 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the CS on January 22, 2025.
(3) On February 10, 2025, we purchased 23,484 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the CS on February 10, 2025.
As of February 28, 2025, $431 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the first quarter of 2025, we issued 254,535 shares of CSNV in exchange for shares of CS and issued 6,464 shares of CS in exchange for shares of CSNV.
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
(xi)Form of 4.70% Notes due 2034, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated October 8, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on October 8, 2024.
(xii)Description of Securities of McCormick & Company, Incorporated, incorporated by reference from Exhibit 4(xiii) of McCormick's Form 10-K for the fiscal year ended November 30, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on January 27, 2022.

(10)Material Contracts

(i)Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000, and May 16, 2003, in which directors, officers, and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*
(ii)2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*
(iii)Non-Qualified Retirement Savings Plan, with an effective date of February 1, 2017, in which directors, officers, and certain other management employees participate, a copy of which Plan document was attached as Exhibit 10(v) of McCormick's Form 10-Q for the quarter ended February 28, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on March 28, 2017, and incorporated by reference herein.*
(iv)The 2007 Omnibus Incentive Plan, in which directors, officers, and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*
(v)The Amended and Restated 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick's definitive Proxy Statement dated February 14, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2019.*
(vi)The 2022 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2022.*
(vii)Amendment No. 1 to the 2022 Omnibus Incentive Plan is incorporated by reference from Exhibit 10(vii) of McCormick's Form 10-Q for the quarter ended May 31, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on June 29, 2022.*

(viii)Form of Long-Term Performance Plan Agreement, incorporated by reference from Exhibit 10(i) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(ix)Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10(ii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(x)Form of Restricted Stock Units Agreement for Directors, incorporated by reference from Exhibit 10(iii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xi)Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(iv) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xii)Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(v) of McCormick's Form 8-K/A, as amended, March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xiii)Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(xii) of McCormick's Form 10-Q for the quarter ended May 31, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on June 27, 2024. *
(xiv)Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(xiv) of McCormick's Form 10-Q for the quarter ended May 31, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on June 27, 2024. *
(xv)Form of Stock Option Agreement for the Value Creation Acceleration Program, incorporated by reference from Exhibit 99.1 of McCormick's Form 8-K, File No. 1-14920, as filed with the Securities and Exchange Commission on December 3, 2020.*
(xvi)Form of Indemnification Agreement, incorporated by reference from Exhibit 10(xv) of McCormick's Form 10-Q for the quarter ended February 28, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on March 26, 2014.*
(xvii)Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*
(31)   Rule 13a-14(a)/15d-14(a) Certifications    Filed herewith
(i)Certification of Brendan M. Foley, Chairman, President, and Chief Executive Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(ii)Certification of Marcos M. Gabriel, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)   Section 1350 Certifications            Filed herewith
(i)Certification of Brendan M. Foley, Chairman, President, and Chief Executive Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(ii)Certification of Marcos M. Gabriel, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(97) McCormick Clawback Policy, incorporated by reference from Exhibit 97 of McCormick's Form 10-K for the fiscal year ended November 30, 2023, File No. 1-14920, as filed with the Securities and Exchange Commission on January 25, 2024.

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2025, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2025, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

March 25, 2025	By:	/s/ Marcos M. Gabriel
Marcos M. Gabriel
Executive Vice President & Chief Financial Officer

March 25, 2025	By:	/s/ Gregory P. Repas
Gregory P. Repas
Vice President & Controller
Principal Accounting Officer