Form 10-Q
period 2025-05-31
MCCORMICK & CO INC
filed 2025-06-26
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2025
Common Stock	15,327,705
Common Stock Non-Voting	253,041,198

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Net sales	$1,659.5	$1,643.2	$3,265.0	$3,245.9
Cost of goods sold	1,036.7	1,023.6	2,038.2	2,027.0
Gross profit	622.8	619.6	1,226.8	1,218.9
Selling, general and administrative expense	364.2	383.7	743.0	745.3
Special charges	12.8	1.8	12.8	6.0
Operating income	245.8	234.1	471.0	467.6
Interest expense	51.0	52.9	99.5	103.2
Other income, net	9.8	12.4	19.6	23.5
Income from consolidated operations before income taxes	204.6	193.6	391.1	387.9
Income tax expense	49.3	26.2	90.9	75.8
Net income from consolidated operations	155.3	167.4	300.2	312.1
Income from unconsolidated operations	19.7	16.8	37.1	38.1
Net income	$175.0	$184.2	$337.3	$350.2
Earnings per share – basic	$0.65	$0.69	$1.26	$1.30
Earnings per share – diluted	$0.65	$0.68	$1.25	$1.30
Average shares outstanding – basic	268.6	268.6	268.5	268.5
Average shares outstanding – diluted	269.4	269.7	269.5	269.7
Cash dividends paid per share – voting and non-voting	$0.45	$0.42	$0.90	$0.84
Cash dividends declared per share – voting and non-voting	$0.45	$0.42	$0.45	$0.42
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Net income	$175.0	$184.2	$337.3	$350.2
Net income attributable to non-controlling interest	1.0	1.8	2.1	3.9
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	(2.3)	(1.0)	(3.3)	(1.2)
Currency translation adjustments	123.5	6.6	89.6	4.6
Change in derivative financial instruments	(2.6)	(0.5)	(0.3)	(3.8)
Tax benefit	6.1	1.1	5.1	1.5
Total other comprehensive income, net of tax	124.7	6.2	91.1	1.1
Comprehensive income	$300.7	$192.2	$430.5	$355.2
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	May 31, 2025	November 30, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$124.1	$186.1
Trade accounts receivable, net of allowances	584.5	587.4
Inventories, net
Finished products	613.0	618.3
Raw materials and work-in-process	694.5	621.6
	1,307.5	1,239.9
Prepaid expenses and other current assets	150.2	125.6
Total current assets	2,166.3	2,139.0
Property, plant and equipment, net	1,417.2	1,413.0
Goodwill	5,291.5	5,227.5
Intangible assets, net	3,308.8	3,318.9
Other long-term assets	1,006.6	971.9
Total assets	$13,190.4	$13,070.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$598.9	$483.1
Current portion of long-term debt	756.7	265.2
Trade accounts payable	1,177.9	1,238.1
Other accrued liabilities	652.2	896.4
Total current liabilities	3,185.7	2,882.8
Long-term debt	3,099.3	3,593.6
Deferred taxes	823.0	840.5
Other long-term liabilities	452.0	436.6
Total liabilities	7,560.0	7,753.5
Shareholders’ equity
Common stock	583.3	587.6
Common stock non-voting	1,680.3	1,649.6
Retained earnings	3,739.0	3,545.0
Accumulated other comprehensive loss	(401.2)	(491.2)
Total McCormick shareholders’ equity	5,601.4	5,291.0
Non-controlling interests	29.0	25.8
Total shareholders’ equity	5,630.4	5,316.8
Total liabilities and shareholders’ equity	$13,190.4	$13,070.3
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Six months ended May 31,
	2025	2024
Operating activities
Net income	$337.3	$350.2
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	110.9	102.9
Stock-based compensation	29.6	31.1
Deferred income tax benefit	(12.1)	(27.8)
Income from unconsolidated operations	(37.1)	(38.1)
Changes in operating assets and liabilities
Trade accounts receivable	23.2	(13.6)
Inventories	(19.1)	(28.9)
Trade accounts payable	(74.5)	90.7
Other assets and liabilities	(219.4)	(209.2)
Dividends from unconsolidated affiliates	22.6	44.2
Net cash flow provided by operating activities	161.4	301.5
Investing activities
Acquisition of business	(19.8)	—
Capital expenditures (including software)	(85.4)	(130.3)
Other investing activities	—	0.2
Net cash flow used in investing activities	(105.2)	(130.1)
Financing activities
Short-term borrowings (repayments), net	116.0	80.3
Long-term debt borrowings	0.9	—
Long-term debt repayments	(13.6)	(28.0)
Proceeds from exercised stock options	13.3	10.4
Taxes withheld and paid on employee stock awards	(12.6)	(8.9)
Common stock acquired by purchase	(26.5)	(4.5)
Dividends paid	(241.5)	(225.5)
Other financing activities	21.1	4.0
Net cash flow used in financing activities	(142.9)	(172.2)
Effect of exchange rate changes on cash and cash equivalents	24.7	0.5
Decrease in cash and cash equivalents	(62.0)	(0.3)
Cash and cash equivalents at beginning of period	186.1	166.6
Cash and cash equivalents at end of period	$124.1	$166.3
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Equity
Three months ended May 31, 2025
Balance, February 28, 2025	15.5	252.6	2,253.3	3,694.3	(524.6)	26.7	$5,449.7
Net income			—	175.0	—	—	175.0
Net income attributable to non-controlling interest			—	—	—	1.0	1.0
Other comprehensive income, net of tax			—	—	123.4	1.3	124.7
Dividends			—	(120.8)	—	—	(120.8)
Stock-based compensation			9.6	—	—	—	9.6
Shares purchased and retired	(0.2)	—	(7.7)	(9.5)	—	—	(17.2)
Shares issued	0.4	—	8.4	—	—	—	8.4
Equal exchange	(0.4)	0.4	—	—	—	—	—
Balance, May 31, 2025	15.3	253.0	$2,263.6	$3,739.0	$(401.2)	$29.0	$5,630.4

Six months ended May 31, 2025
Balance, November 30, 2024	15.7	252.3	2,237.2	3,545.0	(491.2)	25.8	$5,316.8
Net income			—	337.3	—	—	337.3
Net income attributable to non-controlling interest			—	—	—	2.1	2.1
Other comprehensive income, net of tax			—	—	90.0	1.1	91.1
Dividends			—	(120.8)	—	—	(120.8)
Stock-based compensation			29.6	—	—	—	29.6
Shares purchased and retired	(0.5)	—	(19.5)	(22.5)	—	—	(42.0)
Shares issued	0.7	0.1	16.3	—	—	—	16.3
Equal exchange	(0.6)	0.6	—	—	—	—	—
Balance, May 31, 2025	15.3	253.0	$2,263.6	$3,739.0	$(401.2)	$29.0	$5,630.4

Three months ended May 31, 2024
Balance, February 29, 2024	16.6	251.7	$2,213.4	$3,412.8	$(393.7)	$24.9	$5,257.4
Net income			—	184.2	—	—	184.2
Net income attributable to non-controlling interest			—	—	—	1.8	1.8
Other comprehensive income, net of tax			—	—	6.1	0.1	6.2
Dividends			—	(112.7)	—	—	(112.7)
Stock-based compensation			19.4	—	—	—	19.4
Shares purchased and retired	(0.1)	—	(4.1)	(4.0)	—	—	(8.1)
Shares issued	0.3	—	6.0	—	—	—	6.0
Equal exchange	(0.2)	0.2	—	—	—	—	—
Balance, May 31, 2024	16.6	251.9	$2,234.7	$3,480.3	$(387.6)	$26.8	$5,354.2

Six months ended May 31, 2024
Balance, November 30, 2023	16.8	251.3	$2,199.6	$3,249.7	$(388.6)	$22.8	$5,083.5
Net income			—	350.2	—	—	350.2
Net income attributable to non-controlling interest			—	—	—	3.9	3.9
Other comprehensive income, net of tax			—	—	1.0	0.1	1.1
Dividends			—	(112.7)	—	—	(112.7)
Stock-based compensation			31.1	—	—	—	31.1
Shares purchased and retired	(0.2)	—	(7.4)	(6.9)	—	—	(14.3)
Shares issued	0.6	—	11.4	—	—	—	11.4
Equal exchange	(0.6)	0.6	—	—	—	—	—
Balance, May 31, 2024	16.6	251.9	$2,234.7	$3,480.3	$(387.6)	$26.8	$5,354.2
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
The results of consolidated operations for the six-month period ended May 31, 2025 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income, and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half of the fiscal year. This historical increase in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more of our products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
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
All outstanding amounts related to suppliers participating in the SCF program are recorded within the line entitled "Trade accounts payable" in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of May 31, 2025 and November 30, 2024, the amounts due to suppliers participating in the SCF program and included in trade accounts payable were approximately $354.8 million and $417.4 million, respectively.
Accounting Pronouncement Partially Adopted
In September 2022, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2022-04: Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations, that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a roll-forward of those obligations. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. We previously adopted the new standard's requirements to disclose the key terms of the programs and information about obligations outstanding. The standard’s requirement to disclose a roll-forward of obligations outstanding will be effective for our fiscal year ending November 30, 2025. The partial adoption of this standard did not have a material impact on our consolidated financial statements, nor do we expect the adoption of the future disclosure requirements to have a material impact on our consolidated financial statements.
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

2.      SPECIAL CHARGES
The following is a summary of special charges, including transaction and integration expenses, recognized in the three and six months ended May 31, 2025 and 2024 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Employee severance and related benefits	$11.4	$1.0	$11.4	$3.1
Other costs	0.6	0.8	0.6	2.9
Transaction and integration expenses	0.8	—	0.8	—
Total special charges	$12.8	$1.8	$12.8	$6.0
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
During the three and six months ended May 31, 2025, we recorded $11.4 million of employee severance and related benefit costs related to global selling, general and administrative streamlining actions approved by our Management Committee during the second quarter of 2025, and $0.6 million associated with other actions.
During the three months ended May 31, 2024, we recorded $1.8 million of special charges, principally associated with our Global Operating Effectiveness (GOE) program.
During the six months ended May 31, 2024, we recorded $6.0 million of special charges, consisting principally of $4.6 million associated with our GOE program and $1.4 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA), both of which are more fully described in Note 2 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended November 30, 2024.
As of May 31, 2025 and November 30, 2024, reserves associated with special charges of $8.0 million and $2.7 million are included in "Other accrued liabilities" in our consolidated balance sheet.
Transaction and Integration Expenses
On March 31, 2025, we purchased substantially all of the assets of Jurado, Inc. (“Jurado”), supplier of chili mash located in Las Cruces, New Mexico. The purchase price for Jurado was approximately $38.1 million, including $14.3 million of customary purchase price adjustments we anticipate will be paid in the third quarter of 2025 and $4.0 million of payments to be made in $2.0 million installments on the first and second anniversary of the acquisition date. As of May 31, 2025, the preliminary valuation of the acquired assets resulted in $32.3 million allocated to tangible assets acquired, $2.7 million allocated to other intangible assets, and $3.1 million allocated to goodwill, which is deductible for tax purposes. Tangible assets principally consist of $26.4 million of raw material and work-in-process inventory which were valued using a net realizable value approach, resulting in a step-up of $2.2 million that will be recognized in cost of goods sold as the related inventory is sold, and property, plant and equipment of $5.8 million. We expect to finalize the determination of the fair value of the acquired Jurado assets during the second half of 2025. The results of Jurado’s operations have been included in our financial statements as a component of our Consumer segment from the date of the acquisition and are not material.
During the three and six months ended May 31, 2025, we recorded $0.8 million of transaction and integration costs related to the acquisition of Jurado which was principally comprised of transaction costs. We expect transaction and integration expenses related to the acquisition of Jurado, including the step-up of inventory that will be recognized in cost of goods sold, to total approximately $4.0 million in fiscal year 2025.
The following is a breakdown by business segment of special charges, including transaction and integration expenses, for the three and six months ended May 31, 2025 and 2024 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Consumer segment	$7.8	$1.5	$7.8	$3.3
Flavor Solutions segment	5.0	0.3	5.0	2.7
Total special charges	$12.8	$1.8	$12.8	$6.0
3.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS
In May 2025, we entered into a five-year $2.0 billion revolving credit facility which will expire in May 2030 and simultaneously cancelled the five-year $1.5 billion revolving credit facility which was set to expire in June 2026 and the 364-day $500 million revolving credit facility which was set to expire in August 2025. The current pricing for the five-year credit facility, on a fully drawn basis, is Term Secured Overnight Financing Rate (SOFR) plus 1.125%. The pricing of the revolving credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.50%. The provisions of the revolving credit facility restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. We do not expect this covenant will limit our access to those facilities for the foreseeable future.
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
The following is a summary of the notional amounts of outstanding foreign currency exchange contracts as of May 31, 2025 and November 30, 2024 (in millions):

	May 31, 2025	November 30, 2024
Fair value hedges	$946.6	$818.1
Cash flow hedge	124.1	216.1
Total	$1,070.7	$1,034.2
All of these contracts were designated as hedges of foreign currency denominated assets or liabilities or hedges of anticipated purchases denominated in a foreign currency. Hedge ineffectiveness was not material. All foreign currency exchange contracts generally have durations of less than 12 months. At May 31, 2025, $304.7 million of notional contracts had an initial duration of less than one month and are used to hedge short-term cash flow funding.
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
The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
As of May 31, 2025
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other accrued liabilities / Other long-term liabilities	$600.0	$29.7
Foreign exchange contracts	Other current assets	286.4	2.8	Other accrued liabilities	784.3	5.3
Cross currency contracts	Other current assets / Other long-term assets	499.6	13.5	Other accrued liabilities / Other long-term liabilities	510.0	12.9
Total			$16.3			$47.9
As of November 30, 2024
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other accrued liabilities / Other long-term liabilities	$600.0	$37.9
Foreign exchange contracts	Other current assets	374.4	5.2	Other accrued liabilities	659.8	12.5
Cross currency contracts	Other current assets / Other long-term assets	945.5	36.8	Other long-term liabilities	—	—
Total			$42.0			$50.4

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive loss (AOCI), and our consolidated income statement for the six months ended May 31, 2025 and 2024 (in millions):

Fair Value Hedges

Derivative	Income statement location	Expense
		Three months ended May 31,		Six months ended May 31,
		2025	2024	2025	2024
Interest rate contracts	Interest expense	$3.6	$5.1	$7.3	$10.2

	Income statement location	Loss recognized in income			Income statement location	Gain recognized in income
Derivative		2025	2024	Hedged item		2025	2024
Three months ended May 31,
Foreign exchange contracts	Other income, net	$(17.4)	$(3.8)	Intercompany loans	Other income, net	$17.8	$2.5
Six months ended May 31,
Foreign exchange contracts	Other income, net	$(17.9)	$(6.7)	Intercompany loans	Other income, net	$17.2	$3.9
The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three and six months ended May 31, 2025 and 2024.

Cash Flow Hedges
	Loss recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
Derivative	2025	2024		2025	2024
Three months ended May 31,
Interest rate contracts	$—	$—	Interest expense	$(0.2)	$(0.1)
Foreign exchange contracts	(2.2)	(0.1)	Cost of goods sold	0.7	0.2
Total	$(2.2)	$(0.1)		$0.5	$0.1
Six months ended May 31,
Interest rate contracts	$—	$—	Interest expense	$(0.3)	$(0.3)
Foreign exchange contracts	(3.0)	(0.3)	Cost of goods sold	0.6	1.5
Total	$(3.0)	$(0.3)		$0.3	$1.2

As of May 31, 2025, the net amount of accumulated other comprehensive loss associated with all cash flow and settled interest rate cash flow hedge derivatives expected to be reclassified in the next 12 months is a $2.0 million decrease to earnings.

Net Investment Hedges
	Gain (loss) recognized in OCI		Income statement location	Gain excluded from the assessment of hedge effectiveness
Derivative	2025	2024		2025	2024
Three months ended May 31,
Cross currency contracts	$(44.2)	$(0.9)	Interest expense	$2.3	$2.4
Six months ended May 31,
Cross currency contracts	$(36.1)	$5.0	Interest expense	$4.8	$4.6
For all net investment hedges, no amounts have been reclassified out of accumulated other comprehensive loss. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.
We maintain a nonrecourse accounts receivable sale program whereby certain eligible U.S. receivables are sold to a third-party financial institution in exchange for cash. The program provides us with an additional means for managing liquidity. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institution. We account for the transfer of receivables as a sale at the point control is transferred through derecognition of the receivable on our condensed consolidated balance sheet. The outstanding amounts of receivables sold under this program were $305.5 million and $106.9 million as of May 31, 2025 and November 30, 2024, respectively. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statement of cash flows. As collecting agent on the sold receivables, we had $30.7 million and $9.6 million of cash collected that was not yet remitted to the third-party financial institution as of May 31, 2025 and November 30, 2024, respectively. This obligation is reported within other accrued liabilities on the consolidated balance sheet and within cash flows from financing activities on the consolidated cash flow statement.
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

At May 31, 2025 and November 30, 2024, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		May 31, 2025
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$124.1	$124.1	$—
Insurance contracts	119.6	—	119.6
Bonds and other long-term investments	6.5	6.5	—
Foreign currency derivatives	2.8	—	2.8
Cross currency contracts	13.5	—	13.5
Total	$266.5	$130.6	$135.9
Liabilities
Foreign currency derivatives	$5.3	$—	$5.3
Interest rate derivatives	29.7	—	29.7
Cross currency contracts	12.9	—	12.9
Total	$47.9	$—	$47.9

		November 30, 2024
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$186.1	$186.1	$—
Insurance contracts	129.2	—	129.2
Bonds and other long-term investments	1.3	1.3	—
Foreign currency derivatives	5.2	—	5.2
Cross currency contracts	36.8	—	36.8
Total	$358.6	$187.4	$171.2
Liabilities
Foreign currency derivatives	$12.5	$—	$12.5
Interest rate derivatives	37.9	—	37.9
Total	$50.4	$—	$50.4
At May 31, 2025 and November 30, 2024, the carrying amounts of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bond and other long-term investments were equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings, and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.
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

The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	May 31, 2025	November 30, 2024
Carrying amount	$3,856.0	$3,858.8

Level 1 valuation techniques	$3,545.1	$3,557.3
Level 2 valuation techniques	107.2	119.8
Total fair value	$3,652.3	$3,677.1
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
The following table presents the components of our pension (income) and other postretirement benefits expense for the three and six months ended May 31, 2025 and 2024 (in millions):

	United States pension		International pension		Other postretirement benefits
	2025	2024	2025	2024	2025	2024
Three months ended May 31,
Service cost	$0.4	$0.4	$0.1	$0.2	$0.2	$0.2
Interest costs	8.9	9.3	2.5	2.6	0.6	0.6
Expected return on plan assets	(9.3)	(9.9)	(3.5)	(4.0)	—	—
Amortization of prior service costs	0.1	0.1	0.1	—	—	(0.1)
Amortization of net actuarial losses (gains)	0.3	(0.1)	(0.1)	(0.1)	(0.7)	(0.7)
Total (income) expense	$0.4	$(0.2)	$(0.9)	$(1.3)	$0.1	$—

Six months ended May 31,
Service cost	$0.8	$0.8	$0.3	$0.3	$0.4	$0.4
Interest costs	17.8	18.6	5.0	5.3	1.1	1.2
Expected return on plan assets	(18.6)	(19.8)	(7.0)	(8.0)	—	—
Amortization of prior service costs	0.2	0.2	0.1	—	(0.1)	(0.2)
Amortization of net actuarial losses (gains)	0.6	(0.2)	(0.1)	(0.1)	(1.3)	(1.3)
Total (income) expense	$0.8	$(0.4)	$(1.7)	$(2.5)	$0.1	$0.1
During the six months ended May 31, 2025 and 2024, we contributed $3.7 million and $3.5 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2024 were $10.0 million.
All of the amounts in the tables above for pension (income) and other postretirement benefits expense, other than service cost, were included in other income, net within our consolidated income statements. The net aggregate amount of pension and other postretirement benefits income, excluding service cost components, was $(1.1) million and $(2.3) million for the three months ended May 31, 2025 and 2024, respectively, and $(2.3) million and $(4.3) million for the six months ended May 31, 2025 and 2024, respectively.

6.    STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units (RSUs), stock options, company stock awarded as part of our long-term performance plan (LTPP), and price-vested stock options. The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Stock-based compensation expense	$9.6	$19.4	$29.6	$31.1
Our 2025 annual grant consisted of RSUs and stock awarded under our LTPP and occurred in the first quarter. Our 2024 annual grant of stock options and RSUs occurred in the second quarter. Stock options were also granted during the first quarter of 2024. Our annual grant of stock awarded under our LTPP occurred in the first quarter of 2024. Substantially all the stock options and RSUs granted in 2025 and 2024 vest ratably over a three-year period or, if earlier, upon the holder’s retirement eligibility date. Stock awarded under our LTPP vest ratably over a three-year period.

The following is a summary of our stock option activity for the six months ended May 31, 2025 and 2024:

	2025		2024
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	6.1	$72.25	5.3	$70.43
Granted	—	—	1.2	72.88
Exercised	(0.3)	50.08	(0.2)	39.60
Forfeited	(0.1)	73.45	(0.1)	84.84
Outstanding at end of the period	5.7	$73.33	6.2	$71.94
Exercisable at end of the period	4.9	$72.83	4.5	$69.43
As of May 31, 2025, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $35.2 million and for options currently exercisable was $34.3 million. The total intrinsic value of all options exercised during the six months ended May 31, 2025 and 2024 was $8.2 million and $7.4 million, respectively.
The following is a summary of our RSU activity for the six months ended May 31, 2025 and 2024:

	2025		2024
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	533	$73.68	494	$76.94
Granted	526	74.76	262	72.90
Vested	(230)	79.01	(192)	84.69
Forfeited	(27)	74.73	(15)	82.26
Outstanding at end of period	802	$72.82	549	$72.15
There were 2.1 million price-vested stock options with a weighted-average grant-date fair value of $9.40 outstanding as of May 31, 2025 and 2024.

The following is a summary of our LTPP activity for the six months ended May 31, 2025 and 2024:

	2025		2024
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	539	$83.45	474	$94.34
Granted	177	86.92	192	66.49
Vested	(206)	95.00	(181)	98.30
Forfeited	(35)	79.96	(12)	83.08
Outstanding at end of period	475	$79.97	473	$81.55

7.    INCOME TAXES
Income tax expense for the three months ended May 31, 2025 included $2.4 million of net discrete tax benefits consisting principally of a $1.5 million net tax benefit resulting from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction and $0.9 million of excess tax benefits associated with stock compensation.
Income tax expense for the six months ended May 31, 2025 included $7.6 million of net discrete tax benefits consisting principally of the following: (i) $5.0 million net tax benefit resulting from the revaluation of deferred taxes associated with enacted legislation, (ii) $1.5 million net tax benefit resulting from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction, and (iii) $1.2 million of excess tax benefits associated with stock compensation.
Income tax expense for the three months ended May 31, 2024 included $20.2 million of net discrete tax benefits consisting principally of the following: (i) $19.4 million of tax benefits associated with the recognition of a deferred tax asset related to an international legal entity reorganization, (ii) $1.3 million of tax benefit from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction, (iii) $0.3 million of excess tax benefits associated with stock compensation, and (iv) $0.8 million of tax expense resulting from a state tax matter.
Income tax expense for the six months ended May 31, 2024 included $18.6 million of net discrete tax benefits consisting principally of the following: (i) $19.4 million of tax benefits associated with the recognition of a deferred tax asset related to an international legal entity reorganization, (ii) $1.3 million of tax benefit from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction, (iii) $1.9 million of tax expense resulting from a state tax matter, and (iv) $0.2 million of tax expense associated with stock-based compensation.
Other than additions for current year tax positions and the discrete tax benefit associated with unrecognized tax benefits, as previously described, there were no significant changes to unrecognized tax benefits during the six months ended May 31, 2025.
As of May 31, 2025, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

8.    CAPITAL STOCK AND EARNINGS PER SHARE
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Average shares outstanding – basic	268.6	268.6	268.5	268.5
Effect of dilutive securities:
Stock options/RSUs/LTPP	0.8	1.1	1.0	1.2
Average shares outstanding – diluted	269.4	269.7	269.5	269.7

The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Anti-dilutive securities	2.6	3.6	2.4	3.2
The following table sets forth common stock activity (in millions):

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Shares issued under stock options, RSUs, LTPP, and employee stock purchase plans	0.4	0.3	0.7	0.6
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, and LTPP	0.2	0.1	0.5	0.2
As of May 31, 2025, $422 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive loss, net of tax, where applicable (in millions):

	May 31, 2025	November 30, 2024
Foreign currency translation adjustment (1)	$(298.9)	$(392.0)
Unrealized gain on foreign currency exchange contracts	1.6	2.1
Unamortized value of settled interest rate swaps	(1.3)	(1.6)
Pension and other postretirement costs	(102.6)	(99.7)
Accumulated other comprehensive loss	$(401.2)	$(491.2)
(1)During the six months ended May 31, 2025, the foreign currency translation adjustment of accumulated other comprehensive loss decreased on a net basis by $93.1 million, inclusive of $36.1 million of unrealized losses associated with net investment hedges. These net investment hedges are more fully described in Note 3.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended May 31,		Six months ended May 31,		Affected Line Items in the Condensed Consolidated Income Statement
	2025	2024	2025	2024
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$0.2	$0.1	$0.3	$0.3	Interest expense
Foreign exchange contracts	(0.7)	(0.2)	(0.6)	(1.5)	Cost of goods sold
Total before tax	(0.5)	(0.1)	(0.3)	(1.2)
Tax effect	0.1	—	0.1	0.3	Income tax expense
Net, after tax	$(0.4)	$(0.1)	$(0.2)	$(0.9)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.2	$—	$0.2	$—	Other income, net
Amortization of net actuarial (gains)(1)	$(0.5)	$(0.9)	(0.8)	(1.6)	Other income, net
Total before tax	(0.3)	(0.9)	(0.6)	(1.6)
Tax effect	0.1	0.2	0.2	0.4	Income tax expense
Net, after tax	$(0.2)	$(0.7)	$(0.4)	$(1.2)
(1)This accumulated other comprehensive income (loss) component is included in the computation of total pension (income) and other postretirement benefits expense (refer to Note 5 for additional details).

10.    BUSINESS SEGMENTS
We operate in two business segments: Consumer and Flavor Solutions. The Consumer and Flavor Solutions segments manufacture, market, and distribute spices, herbs, seasoning mixes, condiments, and other flavorful products throughout the world. Our Consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French’s,” “Frank’s RedHot,” “Lawry’s,” “Zatarain’s,” “Simply Asia,” “Thai Kitchen,” “Ducros,” “Vahiné,” “Cholula,” “Schwartz,” “Club House,” “Kamis,” “DaQiao,” “La Drogheria,” “Stubb’s,” “OLD BAY,” and “Gourmet Garden.” Our Flavor Solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors, with the exception of our business in China, where foodservice sales are managed by and reported in our Consumer segment.
We measure segment performance based on operating income, excluding special charges (including transaction and integration expenses), as this activity is managed separately from the business segments.
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended May 31, 2025
Net sales	$930.6	$728.9	$1,659.5
Operating income excluding special charges	163.6	95.0	258.6
Income from unconsolidated operations	17.6	2.1	19.7

Three months ended May 31, 2024
Net sales	$904.5	$738.7	$1,643.2
Operating income excluding special charges	149.3	86.6	235.9
Income from unconsolidated operations	16.1	0.7	16.8

Six months ended May 31, 2025
Net sales	$1,849.8	$1,415.2	$3,265.0
Operating income excluding special charges	310.3	173.5	483.8
Income from unconsolidated operations	33.7	3.4	37.1

Six months ended May 31, 2024
Net sales	$1,826.0	$1,419.9	$3,245.9
Operating income excluding special charges	325.6	148.0	473.6
Income from unconsolidated operations	37.6	0.5	38.1

A reconciliation of operating income excluding special charges to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended May 31, 2025
Operating income excluding special charges	$163.6	$95.0	$258.6
Less: Special charges	7.8	5.0	12.8
Operating income	$155.8	$90.0	$245.8

Three months ended May 31, 2024
Operating income excluding special charges	$149.3	$86.6	$235.9
Less: Special charges	1.5	0.3	1.8
Operating income	$147.8	$86.3	$234.1

Six months ended May 31, 2025
Operating income excluding special charges	$310.3	$173.5	$483.8
Less: Special charges	7.8	5.0	12.8
Operating income	$302.5	$168.5	$471.0

Six months ended May 31, 2024
Operating income excluding special charges	$325.6	$148.0	$473.6
Less: Special charges	3.3	2.7	6.0
Operating income	$322.3	$145.3	$467.6
Total segment operating income as disclosed in the preceding table represents our consolidated operating income. The reconciliation of that operating income to income from consolidated operations before income taxes, which includes interest expense and other income, net is presented on the consolidated income statement.
The following table sets forth our net sales, by geographic area, for the three and six months ended May 31, 2025 and 2024 (in millions):

	Americas	EMEA	APAC	Total

Three months ended May 31, 2025	$1,176.3	$308.6	$174.6	$1,659.5
Three months ended May 31, 2024	1,166.4	307.3	169.5	1,643.2

Six months ended May 31, 2025	2,294.6	608.1	362.3	3,265.0
Six months ended May 31, 2024	2,283.5	614.0	348.4	3,245.9

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
Executive Summary
In the second quarter of 2025, we achieved net sales growth of 1.0% as compared to the second quarter of 2024, due to the following factors:
•Volume and product mix favorably impacted net sales by 1.3%. The Consumer segment experienced favorable volume and product mix of 3.3% and the Flavor Solutions segment experienced unfavorable volume and product mix of 1.0%.
•Pricing favorably impacted net sales by 0.3%.
•Fluctuations in currency rates negatively impacted net sales by 0.6%, decreasing sales growth by 0.1% in our Consumer segment and 1.3% in our Flavor Solutions segment.
Operating income was $245.8 million in the second quarter of 2025, compared to $234.1 million in the same period of 2024, reflecting an increase of 5.0%. In the second quarter of 2025, our gross profit margin decreased by 20 basis points primarily driven by increased commodity costs. Selling, general, and administrative (SG&A) expense as a percentage of sales decreased by 140 basis points, primarily driven by lower stock-based compensation expense due to a shift in timing of our annual stock grant from the second quarter to the first quarter, lower performance-based employee incentive expense, and cost savings from our Comprehensive Continuous Improvement program (CCI) including the impact of SG&A streamlining actions. Excluding special charges, adjusted operating income was $258.6 million in the second quarter of 2025, reflecting an increase of 9.7% compared to $235.9 million in the 2024 period. In constant currency, adjusted operating income increased by 11.0%.
Diluted earnings per share was $0.65 and $0.68 in the second quarters of 2025 and 2024, respectively. Special charges lowered earnings per share by $0.04 and $0.01 in the second quarters of 2025 and 2024, respectively. Excluding the effects of special charges, adjusted diluted earnings per share was $0.69 in the second quarters of both 2025 and 2024. Favorable operating income and higher income from unconsolidated operations were offset by the impact of a higher effective tax rate.
A detailed review of our performance during the three and six month periods ended May 31, 2025 compared to the same periods in fiscal year 2024 appears in the section titled “Results of Operations – Company” and “Results of Operations – Segments.” For a reconciliation of non-GAAP to reported amounts, see the subsequent discussion under the heading “Non-GAAP Financial Measures.”
2025 Outlook
Our fiscal 2025 outlook reflects plans to offset costs related to tariffs, which are currently in place and include a 10% tariff on all U.S. imported goods, an incremental 30% tariff on goods imported from China into the U.S. and reciprocal tariffs from other countries. Most of our U.S. imports from Mexico and Canada are currently compliant with the United States-Mexico-Canada Agreement. We plan to mitigate the impact of tariff costs through sourcing plans supported by advanced analytics, cost savings initiatives, and revenue growth management. Due to continued uncertainty regarding the scope of additional potential U.S. import tariffs or retaliatory tariffs put in place by other countries, our outlook does not include any additional impact from tariff actions in 2025.
In 2025, we expect net sales to grow between 0% and 2% compared to our 2024 net sales, including a 1% unfavorable impact from foreign currency rates, or to grow from 1% to 3% on an organic basis. We anticipate that sales in 2025 will benefit from favorable volume and product mix.
We expect our 2025 gross profit margin to range between flat to an increase of 50 basis points from the 38.5% gross profit margin reported in 2024. We expect our gross margin to be impacted by increased costs of certain commodities due to the global trade uncertainty and tariff costs which we expect to mitigate.
For 2025, we anticipate an increase in operating income of 2% to 4% over the 2024 level, including a 1% unfavorable impact from foreign currency rates. This anticipated increase in operating income reflects the impact of savings from our CCI program including SG&A streamlining actions, although these will be partially offset by investments aimed at driving volume growth, particularly in brand marketing. We project our brand marketing investments in 2025 to rise by mid-single digits compared to 2024. Additionally, we expect approximately $20 million in special charges related to previously announced organizational and streamlining actions and transaction and integration expenses associated with a second quarter 2025 acquisition. In 2024, special charges totaled $9.5 million. Excluding these special charges, we expect adjusted operating income in 2025 to increase by 3% to 5%, which includes a 1% unfavorable impact from foreign currency rates, or to increase by 4% to 6% on a constant currency basis.
We estimate our 2025 effective tax rate, including the net favorable impact of anticipated discrete tax items, although at a lower amount than in 2024, to be 22% to 23% as compared to 20.5% in 2024. Excluding projected taxes associated with special charges, we estimate our adjusted effective tax rate to also be approximately 22% to 23% in 2025, as compared to an adjusted effective tax rate of 20.5% in 2024.
We expect income from unconsolidated operations will decline by a high single digit percentage rate from the 2024 level driven by our largest joint venture, McCormick de Mexico, due to the strengthening of the U.S. dollar against the Mexican peso partially offset by continued strength in the underlying performance of the business.
Diluted earnings per share was $2.92 in 2024. Diluted earnings per share for 2025 is projected to range from $2.98 to $3.03. Excluding the per share impact of special charges, adjusted diluted earnings per share was $2.95 in 2024. Adjusted diluted earnings per share, excluding an estimated per share impact from special charges of $0.05, is projected to range from $3.03 to $3.08 in 2025. We expect adjusted diluted earnings per share to increase by 3% to 5%, which includes a 2% unfavorable impact from currency rates, or to increase by 5% to 7% on a constant currency basis over adjusted diluted earnings per share of $2.95 in 2024.
RESULTS OF OPERATIONS – COMPANY

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Net sales	$1,659.5	$1,643.2	$3,265.0	$3,245.9
Percent increase (decrease)	1.0%	(1.0)%	0.6%	0.7%
Components of percent change in net sales – increase (decrease):
Pricing actions	0.3%	—%	0.1%	1.3%
Volume and product mix	1.3%	(0.7)%	1.7%	(0.7)%
Divestitures	—%	(0.3)%	—%	(0.3)%
Foreign exchange	(0.6)%	—%	(1.2)%	0.4%
Gross profit	$622.8	$619.6	$1,226.8	$1,218.9
Gross profit margin	37.5%	37.7%	37.6%	37.6%
Sales for the second quarter of 2025 increased by 1.0% from the same period in 2024 and increased by 1.6% on an organic basis (that is, excluding the impact of divestitures and foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Pricing favorably impacted sales by 0.3%. Favorable volume and product mix increased sales by 1.3% driven by growth across all three regions in our Consumer segment partially offset by unfavorable volume and product mix in the Americas and Europe Middle East and Africa (EMEA) regions in our Flavor Solutions segment. Foreign currency rates decreased sales by 0.6%.
Sales for the six months ended May 31, 2025 increased by 0.6% from the same period in 2024 and increased by 1.8% on an organic basis. Pricing favorably impacted sales by 0.1%. Favorable volume and product mix increased sales by 1.7%, driven by growth across all three regions in our Consumer segment offset by unfavorable volume and product mix in the Americas and EMEA regions in our Flavor Solutions segment. Foreign currency rates decreased sales by 1.2%.
Gross profit for the second quarter of 2025 increased by $3.2 million, or 0.5%, from the same period in 2024. Our gross profit margin was 37.5%, a decrease of 20 basis points, driven by costs to support increased capacity for future growth and higher commodity costs, partially offset by CCI-led cost savings.
Gross profit for the six months ended May 31, 2025 increased by $7.9 million, or 0.6%, from the same period in 2024. Our gross profit margin was 37.6% in both periods.

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Selling, general & administrative (SG&A) expense	$364.2	$383.7	$743.0	$745.3
Percent of net sales	21.9%	23.3%	22.8%	23.0%

SG&A expense decreased by $19.5 million in the second quarter of 2025 as compared to the same period in 2024, driven primarily by lower stock-based compensation expense, lower performance-based employee incentive expense, and CCI-led cost savings including the impact of SG&A streamlining actions. The lower level of stock-based compensation expense was driven by a change in grant timing that shifted the recognition of expense from the second quarter into the first quarter of 2025, as more fully discussed in Note 6 of notes to our accompanying condensed consolidated financial statements. SG&A as a percentage of net sales decreased by 140 basis points due to the factors previously described.
SG&A decreased by $2.3 million in the six months ended May 31, 2025 as compared to the same period in 2024, driven primarily by lower performance-based employee incentive expense, and CCI-led cost savings including the impact of SG&A streamlining actions, partially offset by increased selling and marketing expense. SG&A as a percentage of net sales decreased by 20 basis points as compared to the prior year period.

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Special charges	$12.8	$1.8	$12.8	$6.0
During the three and six months ended May 31, 2025, we recorded $12.8 million of special charges, including transaction and integration expenses. Those expenses principally consisted of $11.4 million associated with employee severance and related benefits associated with our SG&A streamlining actions and $0.8 million of transaction and integration costs.

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

Details with respect to the composition of special charges, including transaction and integration expenses, are included in Note 2 of the notes to the accompanying condensed consolidated financial statements.

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Interest expense	$51.0	$52.9	$99.5	$103.2
Other income, net	9.8	12.4	19.6	23.5

Interest expense decreased by $1.9 million and $3.7 million for the three and six months ended May 31, 2025, respectively, compared to the prior year periods. These decreases were driven by the effects of lower average borrowing levels.

Other income, net, decreased by $2.6 million and $3.9 million for the three and six months ended May 31, 2025, respectively, compared to prior periods primarily due to a lower level of interest income.

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Income from consolidated operations before income taxes	$204.6	$193.6	$391.1	$387.9
Income tax expense	49.3	26.2	90.9	75.8
Effective tax rate	24.1%	13.5%	23.2%	19.5%
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
Income tax expense for the three months ended May 31, 2025 included $2.4 million of net discrete tax benefits consisting principally of a $1.5 million net tax benefit resulting from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction and $0.9 million of excess tax benefits associated with stock compensation.

Income tax expense for the six months ended May 31, 2025 included $7.6 million of net discrete tax benefits consisting principally of the following: (i) $5.0 million net tax benefit resulting from the revaluation of deferred taxes associated with enacted legislation, (ii) $1.5 million net tax benefit resulting from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction, and (iii) $1.2 million of excess tax benefits associated with stock compensation.
Income tax expense for the three months ended May 31, 2024 included $20.2 million of net discrete tax benefits consisting principally of the following: (i) $19.4 million of tax benefits associated with the recognition of a deferred tax asset related to an international legal entity reorganization, (ii) $1.3 million of tax benefit from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction, (iii) $0.3 million of excess tax benefits associated with stock compensation and (iv) $0.8 million of tax expense resulting from a state tax matter.
Income tax expense for the six months ended May 31, 2024 included $18.6 million of net discrete tax benefits consisting principally of the following: (i) $19.4 million of tax benefits associated with the recognition of a deferred tax asset related to an international legal entity reorganization, (ii) $1.3 million of tax benefit from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction, (iii) $1.9 million of tax expense resulting from a state tax matter, and (iv) $0.2 million of tax expense associated with stock-based compensation.

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
Income from unconsolidated operations	$19.7	$16.8	$37.1	$38.1
Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, increased by $2.9 million for the three months ended May 31, 2025, driven by the results of our largest joint venture, McCormick de Mexico, where strong operating results were partially offset by the unfavorable impacts from foreign exchange rates.
Income from unconsolidated operations decreased by $1.0 million for the six months ended May 31, 2025, driven by the results of our largest joint venture, McCormick de Mexico, which included unfavorable impacts from foreign exchange rates, which was partially offset by the overall favorable results from our other unconsolidated entities.
The following table outlines the major components of the change in diluted earnings per share from 2024 to 2025:

	Three months ended May 31,	Six months ended May 31,
2024 Earnings per share – diluted	$0.68	$1.30
Impact of change in operating income	0.07	0.03
Increase in special charges	(0.03)	(0.02)
Decrease in interest expense	—	0.01
Decrease in other income, net	—	(0.01)
Increase in income from unconsolidated operations	0.01	—
Impact of change in effective income tax rate, excluding taxes on special charges	(0.08)	(0.06)
2025 Earnings per share – diluted	$0.65	$1.25
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

CONSUMER SEGMENT

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024

Net sales	$930.6	$904.5	$1,849.8	$1,826.0
Percent increase (decrease)	2.9%	(0.8)%	1.3%	0.2%
Segment operating income	$163.6	$149.3	$310.3	$325.6
Segment operating income margin	17.6%	16.5%	16.8%	17.8%
In the second quarter of 2025, sales of our Consumer segment increased by 2.9% compared to the second quarter of 2024 and increased by 3.0% on an organic basis. Higher volume and product mix increased sales by 3.3%, driven by growth in all three regions. Pricing actions unfavorably impacted sales by 0.3%. The unfavorable impact of foreign currency rates decreased sales by 0.1% and is excluded from our measure of sales growth of 3.0% on an organic basis.
In the Americas region, Consumer segment sales increased by 2.4% in the second quarter of 2025 compared to the same quarter of 2024 and increased by 2.8% on an organic basis. Favorable volume and product mix increased sales by 3.5% driven by growth across core categories. Pricing actions, including prior year actions taken in response to price gap management that were predominantly in place in the second quarter of 2024, unfavorably impacted sales by 0.7%. The unfavorable impact of foreign currency rates decreased sales by 0.4% and is excluded from our measure of sales growth of 2.8% on an organic basis.
In the EMEA region, Consumer segment sales increased by 4.9% in the second quarter of 2025 compared to the same quarter of 2024 and increased by 3.3% on an organic basis. Favorable volume and product mix increased sales by 2.2% driven by growth in France and Poland. Favorable pricing impacted sales by 1.1%. The favorable impact from foreign currency rates increased sales by 1.6% and is excluded from our measure of sales growth of 3.3% on an organic basis.
In the APAC region, Consumer segment sales increased by 2.9% in the second quarter of 2025 compared to the same quarter of 2024 and increased by 3.7% on an organic basis. Favorable volume and product mix increased sales by 3.6%, driven by growth in China. Favorable pricing impacted sales by 0.1%. The unfavorable impact from foreign currency rates decreased sales by 0.8% and is excluded from our measure of sales growth of 3.7% on an organic basis.
For the six months ended May 31, 2025, sales of our Consumer segment increased 1.3% as compared to the same period in 2024 and increased by 2.0% on an organic basis. Higher volume and product mix increased sales by 2.9%, driven by growth in all regions. Unfavorable pricing impacted sales by 0.9% primarily driven by prior year actions taken in the Americas region in response to price gap management that were predominantly in place in the second quarter of 2024. The unfavorable impact from foreign currency rates decreased sales by 0.7% and is excluded from our measure of sales growth of 2.0% on an organic basis.
Segment operating income for our Consumer segment for the second quarter of 2025 increased by $14.3 million, or 9.6%, compared to the same period in 2024, primarily driven by the impact of lower SG&A expense. The decrease in SG&A expense was driven by the items described in the consolidated discussion. Segment operating margin increased by 110 basis points to 17.6%. On a constant currency basis, segment operating income increased by 9.8%.
Segment operating income for our Consumer segment for the six months ended May 31, 2025 decreased by $15.3 million, or 4.7%, as compared to the same period in 2024, driven by the effects of a decrease in gross profit. The decrease in gross profit was driven by costs to support increased capacity for future growth, higher commodity costs and the unfavorable impact of pricing actions, partially offset by favorable sales volume and CCI-led cost savings. Segment operating margin decreased by 100 basis points to 16.8%. On a constant currency basis, segment operating income decreased by 4.1%.

FLAVOR SOLUTIONS SEGMENT

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024

Net sales	$728.9	$738.7	$1,415.2	$1,419.9
Percent increase (decrease)	(1.3)%	(1.1)%	(0.3)%	1.2%
Segment operating income	$95.0	$86.6	$173.5	$148.0
Segment operating income margin	13.0%	11.7%	12.3%	10.4%
In the second quarter of 2025, sales of our Flavor Solutions segment decreased by 1.3% as compared to the second quarter of 2024 and were flat on an organic basis. Unfavorable volume and product mix decreased sales by 1.0% driven by the Americas and EMEA regions partially offset by growth in the APAC region. Favorable pricing increased sales by 1.0%, driven by the Americas regions partially offset by unfavorable pricing in the EMEA and APAC regions. The unfavorable impact of foreign currency rates decreased sales by 1.3%. On an organic basis, sales of the Flavor Solutions segment were flat as compared to the prior year period.
In the Americas region, Flavor Solutions sales decreased by 1.0% in the second quarter of 2025 compared to the second quarter of 2024 and increased by 1.4% on an organic basis. Unfavorable volume and product mix decreased sales by 1.0%. Favorable pricing impacted sales by 2.4%. The unfavorable impact from foreign currency rates decreased sales by 2.4% and is excluded from our measure of sales growth of 1.4% on an organic basis.
In the EMEA region, Flavor Solutions sales decreased by 4.7% in the second quarter of 2025 compared to the second quarter of 2024 and decreased by 7.0% on an organic basis. Unfavorable volume and product mix decreased sales by 4.7%, driven by the effect of lower sales to packaged food and quick-service restaurant customers. Unfavorable pricing impacted sales by 2.3%. The favorable impact from foreign currency rates increased sales by 2.3% and is excluded from our measure of sales decline of 7.0% on an organic basis.
In the APAC region, Flavor Solutions sales increased by 3.1% in the second quarter of 2025 compared to the second quarter of 2024, and increased by 3.4% on an organic basis. Favorable volume and product mix increased sales by 5.7%, primarily driven growth in China and Southeast Asia. Pricing unfavorably impacted sales by 2.3%. The unfavorable impact from foreign currency rates decreased sales by 0.3% and is excluded from our measure of sales growth of 3.4% on an organic basis.
For the six months ended May 31, 2025, sales of our Flavor Solutions segment decreased 0.3% as compared to the same period in 2024 and increased by 1.6% on an organic basis. Favorable volume and product mix increased sales by 0.3% driven by growth in the APAC region partially offset by unfavorability in the Americas and EMEA regions. Favorable pricing increased sales by 1.3%, driven by the Americas regions partially offset by unfavorable pricing in the EMEA and APAC regions. The unfavorable impact of foreign currency rates decreased segment sales by 1.9% and is excluded from our measure of sales growth of 1.6% on an organic basis.
Segment operating income for our Flavor Solutions segment for the second quarter of 2025 increased by $8.4 million, or 9.8%, compared to the same period in 2024, driven by the effects of an increase in gross profit and lower SG&A expense. The increase in gross profit was driven by the impacts of favorable product mix and pricing and CCI-led cost savings, partially offset by costs to support increased capacity for growth. The decrease in SG&A expense was driven by the items described in the consolidated discussion. Segment operating margin increased by 130 basis points to 13.0%. On a constant currency basis, segment operating income increased by 12.9%.
Segment operating income for our Flavor Solutions segment for the six months ended May 31, 2025 increased by $25.5 million, or 17.2%, compared to the same period in 2024, driven by the effects of an increase in gross profit. The increase in gross profit was driven by the impacts of favorable pricing and product mix and CCI-led cost savings, partially offset by costs to support increased capacity for growth. Segment operating margin increased by 190 basis points to 12.3%. On a constant currency basis, segment operating income increased by 21.2%.
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
The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	May 31, 2025	November 30, 2024
Forward foreign currency:
Notional value	$1,070.7	$1,034.2
Unrealized net (loss)	(2.5)	(7.3)
Cross currency swaps:
Notional value	1,009.6	945.5
Unrealized net gain	0.6	36.8
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
The following table sets forth the notional values and unrealized net gain (loss) of our interest rate swap contracts:

	May 31, 2025	November 30, 2024
Notional value	$600.0	$600.0
Unrealized net (loss)	(29.7)	(37.9)
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

NON-GAAP FINANCIAL MEASURES
The following tables include financial measures of organic net sales, adjusted operating income, adjusted operating income margin, adjusted income tax expense, adjusted income tax rate, adjusted net income, and adjusted diluted earnings per share. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:

•Special charges - Special charges consist of expenses and income associated with certain actions undertaken by us to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee. Expenses associated with the approved actions are classified as special charges upon recognition and monitored on an ongoing basis through completion. Included in special charges are transaction and integration costs incurred in conjunction with a second quarter 2025 acquisition.
Details with respect to the composition of special charges, including transaction and integration expenses, set forth below are included in Note 2 of the notes to our accompanying condensed consolidated financial statements. Details with respect to the composition of special charges for the year ended November 30, 2024 are included in Note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2024.
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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2024	For the three months ended		For the six months ended		Estimated for the year ending November 30, 2025
		May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Operating income	$1,060.3	$245.8	$234.1	$471.0	$467.6
Impact of special charges	9.5	12.8	1.8	12.8	6.0
Adjusted operating income	$1,069.8	$258.6	$235.9	$483.8	$473.6
Operating income margin (1)	15.8%	14.8%	14.2%	14.4%	14.4%
Impact of special charges	0.1%	0.8%	0.2%	0.4%	0.2%
Adjusted operating income margin (1)	15.9%	15.6%	14.4%	14.8%	14.6%

Income tax expense	$184.0	$49.3	$26.2	90.9	$75.8
Impact of special charges	2.4	3.0	0.4	3.0	1.5
Adjusted income tax expense	$186.4	$52.3	$26.6	$93.9	$77.3
Income tax rate (2)	20.5%	24.1%	13.5%	23.2%	19.5%
Impact of special charges	—%	—%	0.1%	—%	0.1%
Adjusted income tax rate (2)	20.5%	24.1%	13.6%	23.2%	19.6%

Net income	$788.5	$175.0	$184.2	$337.3	$350.2
Impact of special charges	7.1	9.8	1.4	9.8	4.5
Adjusted net income	$795.6	$184.8	$185.6	$347.1	$354.7

Earnings per share – diluted	$2.92	$0.65	$0.68	$1.25	$1.30	$2.98 to $3.03
Impact of special charges	0.03	0.04	0.01	0.04	0.02	0.05
Adjusted earnings per share – diluted	$2.95	$0.69	$0.69	$1.29	$1.32	$3.03 to $3.08

(1)	Operating income margin, impact of special charges, and adjusted operating income margin are calculated as operating income, impact of special charges, and adjusted operating income as a percentage of net sales for each period presented.

(2)	Income tax rate is calculated as income tax expense as a percentage of income from consolidated operations before income taxes. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $217.4 million and $195.4 million for the three months ended May 31, 2025 and 2024, respectively, and $403.9 million and $393.9 million for the six months ended May 31, 2025 and 2024, respectively. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $907.8 million for the year ended November 30, 2024.
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
Rates of constant currency and organic growth (decline) follow:

	Three months ended May 31, 2025
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on both a constant currency and organic basis
Net sales:
Consumer segment:
Americas	2.4%	(0.4)%	2.8%
EMEA	4.9%	1.6%	3.3%
APAC	2.9%	(0.8)%	3.7%
Total Consumer	2.9%	(0.1)%	3.0%
Flavor Solutions segment:
Americas	(1.0)%	(2.4)%	1.4%
EMEA	(4.7)%	2.3%	(7.0)%
APAC	3.1%	(0.3)%	3.4%
Total Flavor Solutions	(1.3)%	(1.3)%	—%
Total net sales	1.0%	(0.6)%	1.6%

	Six months ended May 31, 2025
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on both a constant currency and organic basis
Net sales:
Consumer segment:
Americas	1.0%	(0.5)%	1.5%
EMEA	2.3%	(1.2)%	3.5%
APAC	1.6%	(1.6)%	3.2%
Total Consumer	1.3%	(0.7)%	2.0%
Flavor Solutions segment:
Americas	(0.2)%	(2.6)%	2.4%
EMEA	(5.0)%	0.6%	(5.6)%
APAC	7.7%	(1.4)%	9.1%
Total Flavor Solutions	(0.3)%	(1.9)%	1.6%
Total net sales	0.6%	(1.2)%	1.8%

	Three months ended May 31, 2025
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Adjusted operating income:
Consumer segment	9.6%	(0.2)%	9.8%
Flavor Solutions segment	9.8%	(3.1)%	12.9%
Total adjusted operating income	9.7%	(1.3)%	11.0%

	Six months ended May 31, 2025
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Adjusted operating income:
Consumer segment	(4.7)%	(0.6)%	(4.1)%
Flavor Solutions segment	17.2%	(4.0)%	21.2%
Total adjusted operating income	2.2%	(1.7)%	3.9%
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

Projections for the Year Ending November 30, 2025
Percentage change in net sales	0% to 2%
Impact of unfavorable foreign currency exchange	1%
Percentage change in net sales in constant currency	1% to 3%

Percentage change in adjusted operating income	3% to 5%
Impact of unfavorable foreign currency exchange	1%
Percentage change in adjusted operating income in constant currency	4% to 6%

Percentage change in adjusted earnings per share - diluted	3% to 5%
Impact of unfavorable foreign currency exchange	2%
Percentage change in adjusted earnings per share in constant currency- diluted	5% to 7%
LIQUIDITY AND FINANCIAL CONDITION

	Six months ended
	May 31, 2025	May 31, 2024

Net cash provided by operating activities	$161.4	$301.5
Net cash used in investing activities	(105.2)	(130.1)
Net cash used in financing activities	(142.9)	(172.2)
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
Operating Cash Flow — Net cash provided by operating activities of $161.4 million for the six months ended May 31, 2025, decreased $140.1 million as compared to $301.5 million for the corresponding 2024 period. The decrease in operating cash flow was primarily driven by higher cash used for working capital primarily driven by accounts payable decreases driven by the timing of inventory purchases.
Investing Cash Flow — Cash used in investing activities of $105.2 million for the six months ended May 31, 2025 decreased by $24.9 million as compared to $130.1 million for the corresponding period in 2024. Capital expenditures decreased from the 2024 level of $130.3 million to $85.4 million. We expect 2025 capital expenditures to approximate $275 million. Cash used for the acquisition of a business was $19.8 million.
Financing Cash Flow — Financing activities used cash of $142.9 million for the six months ended May 31, 2025 and decreased $29.3 million as compared to $172.2 million for the corresponding period in 2024. The decrease is a result of changes in our net borrowings, share issuance activity associated with the exercise of stock options, share repurchase activity, and dividends, all as described below.
The following table outlines our net borrowing activities:

	Six months ended
	May 31, 2025	May 31, 2024

Net increase in short-term borrowings	$116.0	$80.3
Repayments of long-term debt	(13.6)	(28.0)
Long-term debt borrowings	0.9	—
Net cash provided by borrowing activities	$103.3	$52.3
The following table outlines the activity in our share repurchase program:

	Six months ended
	May 31, 2025	May 31, 2024
Number of shares of common stock repurchased (in thousands)	345	64
Dollar amount (in millions)	$26.5	$4.5
As of May 31, 2025, approximately $422 million remained of the $600 million share repurchase program that was authorized by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the six months ended May 31, 2025, we received proceeds of $13.3 million from exercised stock options as compared to $10.4 million received in the corresponding 2024 period. We repurchased $12.6 million and $8.9 million of common stock during the six months ended May 31, 2025 and 2024, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.
We increased dividends paid to $241.5 million, or a per share quarterly dividend of $0.45, in the first six months of 2025 from $225.5 million, or a per share quarterly dividend of $0.42, of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.

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
At May 31, 2025 and 2024, we temporarily used $614.2 million and $585.8 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are typically lower at the end of a quarter. The average short-term borrowings outstanding for the six months ended May 31, 2025 and 2024 were $1,073.5 and $886.6 million, respectively. Total average debt outstanding for the six months ended May 31, 2025 and 2024 was $4,873.5 million and $4,941.6 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2025, the exchange rate for the British pound sterling, Euro, Canadian dollar, Mexican peso, Chinese renminbi, and Polish zloty were higher than the U.S. dollar at November 30, 2024. At May 31, 2025, the exchange rate for the Australian dollar was lower than the U.S. dollar at November 30, 2024.
Credit and Capital Markets
Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, capital expenditures and share repurchases. We also rely on our revolving credit facilities, or borrowings backed by these facilities, to fund working capital needs and other general corporate requirements.
In May 2025, we entered into a five-year $2.0 billion revolving credit facility which will expire in May 2030 and simultaneously cancelled the five-year $1.5 billion revolving credit facility which was set to expire in June 2026 and the 364-day $500 million revolving credit facility which was set to expire in August 2025. The current pricing for the five-year credit facility, on a fully drawn basis, is Term SOFR plus 1.125%. The pricing of the revolving credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.50%. The provisions of the revolving credit facility restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. We do not expect that this covenant will limit our access to those facilities for the foreseeable future.
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
FORWARD-LOOKING INFORMATION
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, special charges, including transaction and integration expenses, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” “should,” “anticipate,” “intend,” “believe,” “plan,” and similar expressions. These statements may relate to: general economic and industry conditions, including consumer spending rates, recessions, interest rates, and availability of capital; expectations regarding sales growth potential in various geographies and markets, including the impact of brand marketing support, product innovation, and customer, channel, category, heat platform, and e-commerce expansion; expected trends in net sales, earnings performance, and other financial measures; the expected impact of pricing actions on the Company's results of operations, including our sales volume and mix as well as gross margins; the expected impact of the inflationary cost environment on our business; the anticipated effects of factors affecting our supply chain, including the availability and prices of commodities and other supply chain resources such as raw materials, packaging, labor, and transportation; the potential impact of trade policies, including new tariffs; the expected impact of productivity improvements, including those associated with our CCI program and the Global Business Services operating model initiative; the ability to identify, attract, hire, retain, and develop qualified personnel and the next generation of leaders; the impact of ongoing conflicts, including those between Russia and Ukraine and the war in the Middle East, including the potential for broader economic disruption; expected working capital improvements; the anticipated timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; expectations regarding pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable payments of interest, repayment of short- and long-term debt, working capital needs, planned capital expenditures, quarterly dividends, and our ability to obtain additional short- and long-term financing or issue additional debt securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.
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
The U.S. presidential administration has imposed tariffs which have caused inflationary pressures and higher costs on certain raw materials and imports. If maintained, the tariffs, as well as related measures that could be taken by other countries and the potential escalation of trade disputes, could pose a risk to our business and results of operations. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as negotiations between the U.S. and affected countries, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets.
Any attempts to offset these pressures through supply chain management initiatives and increases in the selling prices of some of our products may not be successful or may result in reductions in sales volume. To the extent these actions are not sufficient to offset increase costs or result in significant decreases in sales volume, our business, financial condition, or operating results may be adversely affected.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the second quarter of 2025.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2025 to March 31, 2025	CS – 19,908 (1)	$84.50	19,908	$430	million
	CSNV – 0	$—	—
April 1, 2025 to April 30, 2025	CS – 47,000	$75.50	47,000	$425	million
	CSNV – 12,341	$81.89	12,341
May 1, 2025 to May 31, 2025	CS – 41,250	$75.13	41,250	$422	million
	CSNV – 0	$—	—
Total	CS – 108,158	$77.01	108,158	$422	million
	CSNV – 12,341	$81.89	12,341
(1) On March 10, 2025, we purchased 19,908 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the CS on March 10, 2025.
As of May 31, 2025, approximately $422 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the second quarter of 2025, we issued 379,463 shares of CSNV in exchange for shares of CS and issued 7,671 shares of CS in exchange for shares of CSNV.
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

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2025, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2025, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

June 26, 2025	By:	/s/ Marcos M. Gabriel
Marcos M. Gabriel
Executive Vice President & Chief Financial Officer

June 26, 2025	By:	/s/ Gregory P. Repas
Gregory P. Repas
Vice President & Controller
Principal Accounting Officer