Form 10-Q
period 2025-08-31
MCCORMICK & CO INC
filed 2025-10-07
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2025
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2025
Common Stock	15,135,757
Common Stock Non-Voting	253,239,902

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Net sales	$1,724.9	$1,679.8	$4,989.9	$4,925.7
Cost of goods sold	1,079.8	1,029.9	3,118.0	3,056.9
Gross profit	645.1	649.9	1,871.9	1,868.8
Selling, general and administrative expense	352.5	361.5	1,095.5	1,106.8
Special charges	3.9	1.9	16.7	7.9
Operating income	288.7	286.5	759.7	754.1
Interest expense	50.2	53.5	149.7	156.7
Other income, net	9.4	13.2	29.0	36.7
Income from consolidated operations before income taxes	247.9	246.2	639.0	634.1
Income tax expense	39.3	41.0	130.2	116.8
Net income from consolidated operations	208.6	205.2	508.8	517.3
Income from unconsolidated operations	16.9	17.9	54.0	56.0
Net income	$225.5	$223.1	$562.8	$573.3
Earnings per share – basic	$0.84	$0.83	$2.10	$2.13
Earnings per share – diluted	$0.84	$0.83	$2.09	$2.13
Average shares outstanding – basic	268.6	268.6	268.5	268.5
Average shares outstanding – diluted	269.3	269.7	269.4	269.6
Cash dividends paid per share – voting and non-voting	$0.45	$0.42	$1.35	$1.26
Cash dividends declared per share – voting and non-voting	$0.45	$0.42	$0.90	$0.84
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Net income	$225.5	$223.1	$562.8	$573.3
Net income attributable to non-controlling interest	2.2	2.1	4.3	6.0
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	(0.4)	(1.6)	(3.7)	(2.8)
Currency translation adjustments	41.9	(5.0)	131.5	(0.4)
Change in derivative financial instruments	(0.4)	0.7	(0.7)	(3.1)
Tax (expense) benefit	(1.4)	3.7	3.7	5.2
Total other comprehensive income (loss), net of tax	39.7	(2.2)	130.8	(1.1)
Comprehensive income	$267.4	$223.0	$697.9	$578.2
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	August 31, 2025	November 30, 2024
	(unaudited)
ASSETS
Cash and cash equivalents	$94.9	$186.1
Trade accounts receivable, net of allowances	668.7	587.4
Inventories, net
Finished products	657.2	618.3
Raw materials and work-in-process	666.4	621.6
	1,323.6	1,239.9
Prepaid expenses and other current assets	136.8	125.6
Total current assets	2,224.0	2,139.0
Property, plant and equipment, net	1,419.8	1,413.0
Goodwill	5,314.2	5,227.5
Intangible assets, net	3,302.5	3,318.9
Other long-term assets	986.5	971.9
Total assets	$13,247.0	$13,070.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$496.1	$483.1
Current portion of long-term debt	757.3	265.2
Trade accounts payable	1,196.8	1,238.1
Other accrued liabilities	669.8	896.4
Total current liabilities	3,120.0	2,882.8
Long-term debt	3,104.9	3,593.6
Deferred taxes	822.1	840.5
Other long-term liabilities	416.4	436.6
Total liabilities	7,463.4	7,753.5
Shareholders’ equity
Common stock	582.8	587.6
Common stock non-voting	1,689.2	1,649.6
Retained earnings	3,841.9	3,545.0
Accumulated other comprehensive loss	(361.1)	(491.2)
Total McCormick shareholders’ equity	5,752.8	5,291.0
Non-controlling interests	30.8	25.8
Total shareholders’ equity	5,783.6	5,316.8
Total liabilities and shareholders’ equity	$13,247.0	$13,070.3
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Nine months ended August 31,
	2025	2024
Operating activities
Net income	$562.8	$573.3
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	172.1	157.5
Stock-based compensation	37.3	39.9
Deferred income tax benefit	(15.8)	(37.2)
Income from unconsolidated operations	(54.0)	(56.0)
Changes in operating assets and liabilities
Trade accounts receivable	(51.9)	(72.2)
Inventories	(26.0)	(108.9)
Trade accounts payable	(62.5)	112.3
Other assets and liabilities	(181.2)	(202.1)
Dividends from unconsolidated affiliates	39.4	56.6
Net cash flow provided by operating activities	420.2	463.2
Investing activities
Acquisition of business	(34.1)	—
Capital expenditures (including software)	(138.1)	(189.3)
Other investing activities	—	0.2
Net cash flow used in investing activities	(172.2)	(189.1)
Financing activities
Short-term borrowings (repayments), net	13.2	908.6
Long-term debt borrowings	2.4	—
Long-term debt repayments	(15.7)	(752.8)
Proceeds from exercised stock options	15.1	12.8
Taxes withheld and paid on employee stock awards	(13.2)	(8.9)
Common stock acquired by purchase	(29.2)	(29.0)
Dividends paid	(362.2)	(338.3)
Other financing activities	11.3	1.7
Net cash flow used in financing activities	(378.3)	(205.9)
Effect of exchange rate changes on cash and cash equivalents	39.1	(34.0)
Increase (decrease) in cash and cash equivalents	(91.2)	34.2
Cash and cash equivalents at beginning of period	186.1	166.6
Cash and cash equivalents at end of period	$94.9	$200.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Equity
Three months ended August 31, 2025
Balance, May 31, 2025	15.3	253.0	2,263.6	3,739.0	(401.2)	29.0	$5,630.4
Net income			—	225.5	—	—	225.5
Net income attributable to non-controlling interest			—	—	—	2.2	2.2
Other comprehensive income (loss), net of tax			—	—	40.1	(0.4)	39.7
Dividends			—	(120.7)	—	—	(120.7)
Stock-based compensation			7.7	—	—	—	7.7
Shares purchased and retired	(0.1)	—	(1.9)	(1.9)	—	—	(3.8)
Shares issued	0.1	—	2.6	—	—	—	2.6
Equal exchange	(0.2)	0.2	—	—	—	—	—
Balance, August 31, 2025	15.1	253.2	$2,272.0	$3,841.9	$(361.1)	$30.8	$5,783.6

Nine months ended August 31, 2025
Balance, November 30, 2024	15.7	252.3	2,237.2	3,545.0	(491.2)	25.8	$5,316.8
Net income			—	562.8	—	—	562.8
Net income attributable to non-controlling interest			—	—	—	4.3	4.3
Other comprehensive income (loss), net of tax			—	—	130.1	0.7	130.8
Dividends			—	(241.5)	—	—	(241.5)
Stock-based compensation			37.3	—	—	—	37.3
Shares purchased and retired	(0.6)	—	(21.4)	(24.4)	—	—	(45.8)
Shares issued	0.8	0.1	18.9	—	—	—	18.9
Equal exchange	(0.8)	0.8	—	—	—	—	—
Balance, August 31, 2025	15.1	253.2	$2,272.0	$3,841.9	$(361.1)	$30.8	$5,783.6

Three months ended August 31, 2024
Balance, May 31, 2024	16.6	251.9	$2,234.7	$3,480.3	$(387.6)	$26.8	$5,354.2
Net income			—	223.1	—	—	223.1
Net income attributable to non-controlling interest			—	—	—	2.1	2.1
Other comprehensive income (loss), net of tax			—	—	(2.8)	0.6	(2.2)
Dividends			—	(112.9)	—	—	(112.9)
Stock-based compensation			8.8	—	—	—	8.8
Shares purchased and retired	(0.3)	—	(11.3)	(13.3)	—	—	(24.6)
Shares issued	0.1	—	2.5	—	—	—	2.5
Equal exchange	(0.2)	0.2	—	—	—	—	—
Balance, August 31, 2024	16.2	252.1	$2,234.7	$3,577.2	$(390.4)	$29.5	$5,451.0

Nine months ended August 31, 2024
Balance, November 30, 2023	16.8	251.3	$2,199.6	$3,249.7	$(388.6)	$22.8	$5,083.5
Net income			—	573.3	—	—	573.3
Net income attributable to non-controlling interest			—	—	—	6.0	6.0
Other comprehensive income (loss), net of tax			—	—	(1.8)	0.7	(1.1)
Dividends			—	(225.6)	—	—	(225.6)
Stock-based compensation			39.9	—	—	—	39.9
Shares purchased and retired	(0.5)	—	(18.7)	(20.2)	—	—	(38.9)
Shares issued	0.7	—	13.9	—	—	—	13.9
Equal exchange	(0.8)	0.8	—	—	—	—	—
Balance, August 31, 2024	16.2	252.1	$2,234.7	$3,577.2	$(390.4)	$29.5	$5,451.0
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
The results of consolidated operations for the nine-month period ended August 31, 2025 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income, and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half of the fiscal year. This historical increase in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more of our products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
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
All outstanding amounts related to suppliers participating in the SCF program are recorded within the line entitled "Trade accounts payable" in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of August 31, 2025 and November 30, 2024, the amounts due to suppliers participating in the SCF program and included in trade accounts payable were approximately $362.4 million and $417.4 million, respectively.
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

2.      SPECIAL CHARGES
The following is a summary of special charges, including transaction and integration expenses, recognized in the three and nine months ended August 31, 2025 and 2024 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Employee severance and related benefits	$1.3	$—	$12.7	$3.1
Other costs	1.7	1.9	2.3	4.8
Transaction and integration expenses	0.9	—	1.7	—
Special charges	$3.9	$1.9	$16.7	$7.9
Transaction and integration expenses included in cost of goods sold	1.0	—	1.0	—
Total special charges	$4.9	$1.9	$17.7	$7.9
Special Charges
In our consolidated income statement, we include a separate line item captioned "Special charges" in arriving at our consolidated operating income. Special charges consist of expenses, including related impairment charges, associated with certain actions undertaken to reduce fixed costs, simplify or improve processes, and enhance our competitiveness. These charges are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our Chairman, President, and Chief Executive Officer. Expenses associated with any approved action are classified as special charges upon recognition and monitored on an ongoing basis through completion. Certain ancillary expenses related to these actions, approved by our Management Committee, do not qualify for accrual upon approval but are included as special charges as incurred during the course of the actions.
We continue to evaluate changes to our organizational structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
During the three months ended August 31, 2025 we recorded $1.3 million of employee severance and related benefit costs related to global selling, general and administrative streamlining actions approved by our Management Committee, and $1.7 million associated with other actions.
During the nine months ended August 31, 2025, we recorded $12.7 million of employee severance and related benefit costs related to global selling, general and administrative streamlining actions approved by our Management Committee, and $2.3 million associated with other actions.
During the three months ended August 31, 2024, we recorded $1.9 million of special charges, consisting principally of $0.7 million associated with our Global Operating Effectiveness (GOE) program, and $1.2 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA), both of which are more fully described in Note 2 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended November 30, 2024.
During the nine months ended August 31, 2024, we recorded $7.9 million of special charges, consisting principally of $5.3 million associated with our GOE program, and $2.6 million associated with the transition of a manufacturing facility in EMEA, both of which are more fully described in Note 2 of the notes to the consolidated financial statements in our Annual Report on Form 10-K for the year ended November 30, 2024.
As of August 31, 2025 and November 30, 2024, reserves associated with special charges of $5.8 million and $2.7 million are included in "Other accrued liabilities" in our consolidated balance sheet.

Transaction and Integration Expenses
On March 31, 2025, we purchased substantially all of the assets of Jurado, Inc. (Jurado), a supplier of chili mash located in Las Cruces, New Mexico. The purchase price for Jurado was approximately $38.1 million, including $14.3 million of customary purchase price adjustments, that was paid in the third quarter of 2025 and $4.0 million of payments to be made in $2.0 million installments on the first and second anniversary of the acquisition date. As of August 31, 2025, the preliminary valuation of the acquired assets resulted in $32.3 million allocated to tangible assets acquired, $2.7 million allocated to other intangible assets, and $3.1 million allocated to goodwill, which is deductible for tax purposes. Tangible assets principally consist of $26.4 million of raw material and work-in-process inventory which were valued using a net realizable value approach, resulting in a step-up of $2.2 million that will be recognized in cost of goods sold as the related inventory is sold, and property, plant and equipment of $5.8 million. We expect to finalize the determination of the fair value of the acquired Jurado assets during the fourth quarter of 2025. The results of Jurado’s operations have been included in our financial statements as a component of our Consumer segment from the date of the acquisition and are not material.
During the three months ended August 31, 2025, we recorded $1.9 million of transaction and integration costs which includes the step-up of acquired Jurado inventory recognized in cost of goods sold of $1.0 million and $0.9 million of transaction costs recognized in special charges.
During the nine months ended August 31, 2025, we recorded $2.7 million of transaction and integration costs which includes the step-up of acquired Jurado inventory recognized in cost of goods sold of $1.0 million and transaction costs of $1.7 million recognized in special charges. We expect transaction and integration expenses to total approximately $4.0 million in fiscal year 2025.
The following is a summary of special charges, including transaction and integration expenses, by business segment for the three and nine months ended August 31, 2025 and 2024 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Consumer segment	$3.1	$0.5	$10.9	$3.8
Flavor Solutions segment	1.8	1.4	6.8	4.1
Total special charges	$4.9	$1.9	$17.7	$7.9
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

The following is a summary of the notional amounts of outstanding foreign currency exchange contracts as of August 31, 2025 and November 30, 2024 (in millions):

	August 31, 2025	November 30, 2024
Fair value hedges	$938.2	$818.1
Cash flow hedge	198.0	216.1
Total	$1,136.2	$1,034.2
All of these contracts were designated as hedges of foreign currency denominated assets or liabilities or hedges of anticipated purchases denominated in a foreign currency. Hedge ineffectiveness was not material. All foreign currency exchange contracts generally have durations of less than 15 months. At August 31, 2025, $319.4 million of notional contracts had an initial duration of less than one month and are used to hedge short-term cash flow funding.
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
We also utilize cross currency interest rate swap contracts that are designated as net investment hedges. Gains or losses on net investment hedges, exclusive of interest accruals, are included in foreign currency translation adjustments in accumulated other comprehensive income. We exclude the interest accruals on cross-currency interest rate swap contracts from the assessment and measurement of hedge effectiveness. We recognize the interest accruals on cross-currency interest rate swap contracts within interest expense.
Interest rate risk. We finance a portion of our operations with both fixed and variable rate debt instruments, principally commercial paper, notes and bank loans. We utilize interest rate derivative contracts, including interest rate swap agreements, to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.

The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
As of August 31, 2025
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other accrued liabilities / Other long-term liabilities	$600.0	$24.9
Foreign exchange contracts	Other current assets	701.9	3.4	Other accrued liabilities	434.3	5.9
Cross currency contracts	Other current assets / Other long-term assets	508.4	5.1	Other accrued liabilities / Other long-term liabilities	518.8	19.5
Total			$8.5			$50.3
As of November 30, 2024
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other accrued liabilities / Other long-term liabilities	$600.0	$37.9
Foreign exchange contracts	Other current assets	374.4	5.2	Other accrued liabilities	659.8	12.5
Cross currency contracts	Other current assets / Other long-term assets	945.5	36.8	Other long-term liabilities	—	—
Total			$42.0			$50.4
The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our consolidated income statement for the three and nine months ended August 31, 2025 and 2024 (in millions):

Fair Value Hedges

Derivative	Income statement location	Expense
		Three months ended August 31,		Nine months ended August 31,
		2025	2024	2025	2024
Interest rate contracts	Interest expense	$3.6	$5.2	$10.9	$15.4

	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2025	2024	Hedged item		2025	2024
Three months ended August 31,
Foreign exchange contracts	Other income, net	$1.3	$(5.5)	Intercompany loans	Other income, net	$(0.5)	$4.6
Nine months ended August 31,
Foreign exchange contracts	Other income, net	$(16.6)	$(12.2)	Intercompany loans	Other income, net	$16.6	$8.5
The gains (losses) recognized on fair value hedges relating to currency exposure on third-party non-functional currency assets or liabilities were not material during the three and nine months ended August 31, 2025 and 2024.

Cash Flow Hedges
	Loss recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
Derivative	2025	2024		2025	2024
Three months ended August 31,
Interest rate contracts	$—	$—	Interest expense	$(0.1)	$(0.2)
Foreign exchange contracts	(0.6)	(0.3)	Cost of goods sold	(0.7)	0.4
Total	$(0.6)	$(0.3)		$(0.8)	$0.2
Nine months ended August 31,
Interest rate contracts	$—	$—	Interest expense	$(0.4)	$(0.5)
Foreign exchange contracts	(3.6)	(0.6)	Cost of goods sold	(0.1)	1.9
Total	$(3.6)	$(0.6)		$(0.5)	$1.4

As of August 31, 2025, the net amount of accumulated other comprehensive loss associated with all cash flow and settled interest rate cash flow hedge derivatives expected to be reclassified in the next 12 months is a $1.7 million decrease to earnings.

Net Investment Hedges
	Gain (loss) recognized in OCI		Income statement location	Gain excluded from the assessment of hedge effectiveness
Derivative	2025	2024		2025	2024
Three months ended August 31,
Cross currency contracts	$(15.5)	$(9.4)	Interest expense	$2.7	$2.4
Nine months ended August 31,
Cross currency contracts	$(51.6)	$(4.4)	Interest expense	$7.5	$7.0
For all net investment hedges, no amounts have been reclassified out of accumulated other comprehensive loss. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.
We maintain a nonrecourse accounts receivable sale program whereby certain eligible U.S. receivables are sold to a third-party financial institution in exchange for cash. The program provides us with an additional means for managing liquidity. We account for the transfer of receivables as a sale at the point control is transferred and remove the sold receivables from our condensed consolidated balance sheet. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statement of cash flows. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institution for sold receivables of $301.6 million and $106.9 million as of August 31, 2025 and November 30, 2024, respectively. As collecting agent, we had $20.9 million and $9.6 million of cash collected that was not yet remitted to the third-party financial institution as of August 31, 2025 and November 30, 2024, respectively. This obligation is reported within other accrued liabilities on the consolidated balance sheet and within cash flows from financing activities on the consolidated cash flow statement.
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

At August 31, 2025 and November 30, 2024, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		August 31, 2025
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$94.9	$94.9	$—
Insurance contracts	126.8	—	126.8
Bonds and money market fund	1.4	1.4	—
Foreign currency derivatives	3.4	—	3.4
Cross currency contracts	5.1	—	5.1
Total	$231.6	$96.3	$135.3
Liabilities
Foreign currency derivatives	$5.9	$—	$5.9
Interest rate derivatives	24.9	—	24.9
Cross currency contracts	19.5	—	19.5
Total	$50.3	$—	$50.3

		November 30, 2024
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$186.1	$186.1	$—
Insurance contracts	129.2	—	129.2
Bonds and money market fund	1.3	1.3	—
Foreign currency derivatives	5.2	—	5.2
Cross currency contracts	36.8	—	36.8
Total	$358.6	$187.4	$171.2
Liabilities
Foreign currency derivatives	$12.5	$—	$12.5
Interest rate derivatives	37.9	—	37.9
Total	$50.4	$—	$50.4
At August 31, 2025 and November 30, 2024, the carrying amounts of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bonds and money market fund investments were equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings, and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.
Insurance contracts, bonds, and other long-term investments are comprised of fixed income and equity securities held for certain non-qualified U.S. employee benefit plans and are stated at fair value on the balance sheet. The fair values of insurance contracts and bonds and money market fund investments are based upon the underlying values of the securities in which they are invested, and are from quoted market prices from various stock and bond exchanges for similar type assets. The fair values for interest rate derivatives, foreign currency derivatives, and cross currency contracts are based on values for similar instruments using models with market-based inputs.

The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	August 31, 2025	November 30, 2024
Carrying amount	$3,862.2	$3,858.8

Level 1 valuation techniques	$3,607.7	$3,557.3
Level 2 valuation techniques	106.6	119.8
Total fair value	$3,714.3	$3,677.1
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
The following table presents the components of our pension (income) and other postretirement benefits expense for the three and nine months ended August 31, 2025 and 2024 (in millions):

	United States pension		International pension		Other postretirement benefits
	2025	2024	2025	2024	2025	2024
Three months ended August 31,
Service cost	$0.4	$0.3	$0.2	$0.1	$0.2	$0.2
Interest costs	8.9	9.4	2.6	2.6	0.6	0.6
Expected return on plan assets	(9.3)	(9.9)	(3.7)	(4.0)	—	—
Amortization of prior service costs	0.1	0.2	—	0.1	(0.1)	—
Amortization of net actuarial losses (gains)	0.3	(0.1)	—	(0.1)	(0.6)	(0.7)
Total (income) expense	$0.4	$(0.1)	$(0.9)	$(1.3)	$0.1	$0.1

Nine months ended August 31,
Service cost	$1.2	$1.1	$0.5	$0.4	$0.6	$0.6
Interest costs	26.7	28.0	7.6	7.9	1.7	1.8
Expected return on plan assets	(27.9)	(29.7)	(10.7)	(12.0)	—	—
Amortization of prior service costs	0.3	0.4	0.1	0.1	(0.2)	(0.2)
Amortization of net actuarial losses (gains)	0.9	(0.3)	(0.1)	(0.2)	(1.9)	(2.0)
Total (income) expense	$1.2	$(0.5)	$(2.6)	$(3.8)	$0.2	$0.2
During the nine months ended August 31, 2025 and 2024, we contributed $7.2 million and $5.2 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2024 were $10.0 million.
All of the amounts in the tables above for pension (income) and other postretirement benefits expense, other than service cost, were included in other income, net within our consolidated income statements. The net aggregate amount of pension and other postretirement benefits income, excluding service cost components, was $(1.2) million and $(1.9) million for the three months ended August 31, 2025 and 2024, respectively, and $(3.5) million and $(6.2) million for the nine months ended August 31, 2025 and 2024, respectively.

6.    STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units (RSUs), stock options, company stock awarded as part of our long-term performance plan (LTPP), and price-vested stock options. The following table sets forth the stock-

based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Stock-based compensation expense	$7.7	$8.8	$37.3	$39.9
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

The following is a summary of our stock option activity for the nine months ended August 31, 2025 and 2024:

	2025		2024
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	6.1	$72.25	5.3	$70.43
Granted	—	—	1.2	72.88
Exercised	(0.3)	50.36	(0.3)	41.83
Forfeited	(0.2)	72.11	(0.1)	84.04
Outstanding at end of the period	5.6	$73.48	6.1	$72.06
Exercisable at end of the period	4.8	$73.02	4.4	$69.64
As of August 31, 2025, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $28.8 million and for options currently exercisable was $28.3 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2025 and 2024 was $9.2 million and $8.4 million, respectively.
The following is a summary of our RSU activity for the nine months ended August 31, 2025 and 2024:

	2025		2024
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	533	$73.68	494	$76.94
Granted	526	74.76	278	72.67
Vested	(244)	77.15	(192)	84.69
Forfeited	(41)	74.68	(25)	80.06
Outstanding at end of period	774	$73.27	555	$71.97
There were 2.1 million price-vested stock options with a weighted-average grant-date fair value of $9.40 outstanding as of August 31, 2025 and 2024.
The following is a summary of our LTPP activity for the nine months ended August 31, 2025 and 2024:

	2025		2024
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	539	$83.45	474	$94.34
Granted	177	86.92	192	66.49
Vested	(206)	95.00	(181)	98.30
Forfeited	(38)	79.92	(17)	84.71
Outstanding at end of period	472	$79.98	468	$81.63

7.    INCOME TAXES
Income tax expense for the three months ended August 31, 2025 included $20.0 million of net discrete tax benefits consisting principally of the following: (i) $8.7 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest, including $4.4 million associated with the expiration of statutes of limitations, (ii) $8.1 million of tax benefits resulting from state tax matters, and related deferred taxes, and (iii) $3.5 million of tax benefits resulting from an adjustment to a prior year tax accrual, and related deferred taxes, based on the final returns filed.
Income tax expense for the nine months ended August 31, 2025 included $27.6 million of net discrete tax benefits consisting principally of the following: (i) $10.2 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest, including $5.9 million associated with the expiration of statutes of limitations, (ii) $8.0 million of tax benefits resulting from state tax matters, and related deferred taxes, (iii) a $5.0 million tax benefit resulting from the revaluation of deferred taxes associated with enacted legislation, (iv) $3.5 million of tax benefits resulting from an adjustment to a prior year tax accrual, and related deferred taxes, based on the final return filed, and (v) $1.0 million of excess tax benefits associated with stock compensation.
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
Other than additions for current year tax positions and the discrete tax benefits associated with unrecognized tax benefits, as previously described, there were no significant changes to unrecognized tax benefits during the nine months ended August 31, 2025.
As of August 31, 2025, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

8.    CAPITAL STOCK AND EARNINGS PER SHARE
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Average shares outstanding – basic	268.6	268.6	268.5	268.5
Effect of dilutive securities:
Stock options/RSUs/LTPP	0.7	1.1	0.9	1.1
Average shares outstanding – diluted	269.3	269.7	269.4	269.6
The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Anti-dilutive securities	3.4	3.6	3.0	3.4

The following table sets forth common stock activity (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Shares issued under stock options, RSUs, LTPP, and employee stock purchase plans	0.1	0.1	0.8	0.7
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, and LTPP	0.1	0.3	0.6	0.5
As of August 31, 2025, $419 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

9.    ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in millions):

	August 31, 2025	November 30, 2024
Foreign currency translation adjustment (1)	$(258.4)	$(392.0)
Unrealized gain on foreign currency exchange contracts	1.4	2.1
Unamortized value of settled interest rate swaps	(1.2)	(1.6)
Pension and other postretirement costs	(102.9)	(99.7)
Accumulated other comprehensive loss	$(361.1)	$(491.2)
(1)During the nine months ended August 31, 2025, the foreign currency translation adjustment of accumulated other comprehensive loss decreased on a net basis by $133.6 million, inclusive of $51.6 million of unrealized losses associated with net investment hedges. These net investment hedges are more fully described in Note 3.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended August 31,		Nine months ended August 31,		Affected Line Items in the Condensed Consolidated Income Statement
	2025	2024	2025	2024
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$0.1	$0.2	$0.4	$0.5	Interest expense
Foreign exchange contracts	0.7	(0.4)	0.1	(1.9)	Cost of goods sold
Total before tax	0.8	(0.2)	0.5	(1.4)
Tax effect	(0.2)	—	(0.1)	0.3	Income tax expense
Net, after tax	$0.6	$(0.2)	$0.4	$(1.1)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$—	$0.3	$0.2	$0.3	Other income, net
Amortization of net actuarial (gains)(1)	$(0.3)	$(0.9)	(1.1)	(2.5)	Other income, net
Total before tax	(0.3)	(0.6)	(0.9)	(2.2)
Tax effect	0.1	0.1	0.2	0.5	Income tax expense
Net, after tax	$(0.2)	$(0.5)	$(0.7)	$(1.7)
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended August 31, 2025
Net sales	$973.2	$751.7	$1,724.9
Operating income excluding special charges	193.8	99.8	293.6
Income from unconsolidated operations	16.7	0.2	16.9

Three months ended August 31, 2024
Net sales	$937.4	$742.4	$1,679.8
Operating income excluding special charges	186.8	101.6	288.4
Income from unconsolidated operations	17.1	0.8	17.9

Nine months ended August 31, 2025
Net sales	$2,823.0	$2,166.9	$4,989.9
Operating income excluding special charges	504.1	273.3	777.4
Income from unconsolidated operations	50.4	3.6	54.0

Nine months ended August 31, 2024
Net sales	$2,763.4	$2,162.3	$4,925.7
Operating income excluding special charges	512.4	249.6	762.0
Income from unconsolidated operations	54.7	1.3	56.0

A reconciliation of operating income excluding special charges (including transaction and integration expenses) to operating income is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended August 31, 2025
Operating income excluding special charges	$193.8	$99.8	$293.6
Less: Special charges	$3.1	1.8	4.9
Operating income	$190.7	$98.0	$288.7

Three months ended August 31, 2024
Operating income excluding special charges	$186.8	$101.6	$288.4
Less: Special charges	0.5	1.4	1.9
Operating income	$186.3	$100.2	$286.5

Nine months ended August 31, 2025
Operating income excluding special charges	$504.1	$273.3	$777.4
Less: Special charges	$10.9	6.8	17.7
Operating income	$493.2	$266.5	$759.7

Nine months ended August 31, 2024
Operating income excluding special charges	$512.4	$249.6	$762.0
Less: Special charges	3.8	4.1	7.9
Operating income	$508.6	$245.5	$754.1
In the preceding table, special charges (including transaction and integration costs) for the three and nine months ended August 31, 2025 include $1.0 million associated with the step-up of acquired inventory recognized in cost of goods sold.
Total segment operating income as disclosed in the preceding table represents our consolidated operating income. The reconciliation of that operating income to income from consolidated operations before income taxes, which includes interest expense and other income, net is presented on the consolidated income statement.
The following table sets forth our net sales, by geographic area, for the three and nine months ended August 31, 2025 and 2024 (in millions):

	Americas	EMEA	APAC	Total

Three months ended August 31, 2025	$1,228.2	$315.8	$180.9	$1,724.9
Three months ended August 31, 2024	1,209.3	295.4	175.1	1,679.8

Nine months ended August 31, 2025	3,522.8	923.9	543.2	4,989.9
Nine months ended August 31, 2024	3,492.7	909.4	523.6	4,925.7

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
Recent Event
On August 21, 2025, we signed a definitive agreement, subject to customary closing and regulatory conditions, with Grupo Herdez to acquire an additional 25% ownership interest in McCormick de Mexico, for a purchase price of $750 million, which would increase our ownership in the joint venture to a controlling 75%. The transaction is expected to be completed early in the fiscal year ending November 30, 2026. We believe the acquisition creates opportunities for further growth in the Mexican market and provides a strategic platform for further expansion in Latin America. McCormick de Mexico is a prominent food company in Mexico, with a broad portfolio, including mayonnaise, spices, marmalades, mustard, hot sauce, and tea, sold under McCormick brands.
Executive Summary
In the third quarter of 2025, we achieved net sales growth of 2.7% as compared to the third quarter of 2024, due to the following factors:
•Volume and product mix favorably impacted net sales by 1.2%. The Consumer segment experienced favorable volume and product mix of 2.2% and the Flavor Solutions segment experienced unfavorable volume and product mix of 0.3%.
•Pricing favorably impacted net sales by 0.6%.
•Fluctuations in currency rates positively impacted net sales by 0.9%, increasing sales growth by 1.2% in our Consumer segment and 0.6% in our Flavor Solutions segment.
Operating income was $288.7 million in the third quarter of 2025, compared to $286.5 million in the same period of 2024, reflecting an increase of 0.8%. Our gross profit margin decreased by 130 basis points primarily driven by increased commodity costs including the impact of tariffs, and increased conversion costs including costs to support capacity for future growth, partially offset by CCI-led cost savings. Excluding the effects of special charges included in cost of goods sold, our adjusted gross profit margin decreased by 120 basis points. Selling, general, and administrative (SG&A) expense as a percentage of sales decreased by 100 basis points, primarily driven by lower performance-based employee incentive expense and CCI-led cost savings, including SG&A streamlining initiatives. Excluding special charges, adjusted operating income was $293.6 million in the third quarter of 2025, reflecting an increase of 1.8% compared to $288.4 million in the 2024 period. In constant currency, adjusted operating income increased by 1.6%.
Diluted earnings per share was $0.84 and $0.83 in the third quarters of 2025 and 2024, respectively. Special charges, including transaction and integration expenses, lowered earnings per share by $0.01 in the third quarter of 2025. Excluding the effects of special charges, diluted earnings per share was $0.85 and $0.83 in the third quarters of 2025 and 2024, respectively. Favorable operating income and lower interest expense were partially offset by lower interest income.
A detailed review of our performance during the three and nine month periods ended August 31, 2025 compared to the same periods in fiscal year 2024 appears in the section titled “Results of Operations – Company” and “Results of Operations – Segments.” For a reconciliation of non-GAAP to reported amounts, see the subsequent discussion under the heading “Non-GAAP Financial Measures.”
2025 Outlook
Our fiscal 2025 outlook reflects plans to mitigate costs related to tariffs, which are currently in place. Our actions to mitigate the impact of tariff costs include sourcing plans supported by advanced analytics, cost savings initiatives, and revenue growth management. Due to the ongoing uncertainty around potential new U.S. import tariffs or retaliatory tariffs put in place by other countries, our outlook is based on tariffs currently in place and does not factor in any potential actions that may arise during the remainder of 2025.
In 2025, we expect net sales to grow between 0% and 2% compared to our 2024 net sales, including a 1% unfavorable impact from foreign currency rates, or to grow from 1% to 3% on an organic basis. We anticipate that sales in 2025 will benefit primarily from favorable volume and product mix.

We expect our 2025 gross profit margin to be flat or comparable to the 38.5% gross profit margin reported in 2024. We expect our gross margin to be impacted by increased commodity costs due to the global trade uncertainty and tariffs currently in place.
For 2025, we anticipate an increase in operating income of 1% to 3% over the 2024 level, including a 1% unfavorable impact from foreign currency rates. This anticipated increase in operating income reflects the impact of savings from our CCI program including SG&A streamlining actions, partially offset by investments aimed at driving volume growth, particularly in brand marketing and digital. We project our brand marketing investments in 2025 to rise by mid-single digits compared to 2024. Additionally, we expect approximately $20 million in special charges related to previously announced organizational and streamlining actions and transaction and integration expenses primarily associated with a second quarter 2025 acquisition. In 2024, special charges totaled $9.5 million. Excluding these special charges, we expect adjusted operating income in 2025 to increase by 2% to 4%, which includes a 1% unfavorable impact from foreign currency rates, or to increase by 3% to 5% on a constant currency basis.
We estimate our 2025 effective tax rate, including the net favorable impact of anticipated discrete tax items, although at a lower amount than in 2024, to be 22% as compared to 20.5% in 2024. Excluding projected taxes associated with special charges, we estimate our adjusted effective tax rate to also be approximately 22% to 23% in 2025, as compared to an adjusted effective tax rate of 20.5% in 2024.
We expect income from unconsolidated operations will decline by a high single digit percentage rate from the 2024 level driven by our largest joint venture, McCormick de Mexico, due to the unfavorable impacts from foreign currency partially offset by continued strength in the underlying performance of the business.
Diluted earnings per share was $2.92 in 2024. Diluted earnings per share for 2025 is projected to range from $2.95 to $3.00. Excluding the per share impact of special charges, adjusted diluted earnings per share was $2.95 in 2024. Adjusted diluted earnings per share, excluding an estimated per share impact from special charges of $0.05, is projected to range from $3.00 to $3.05 in 2025. We expect adjusted diluted earnings per share to increase by 2% to 4%, which includes a 2% unfavorable impact from currency rates, or to increase by 4% to 6% on a constant currency basis over adjusted diluted earnings per share of $2.95 in 2024.
RESULTS OF OPERATIONS – COMPANY

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Net sales	$1,724.9	$1,679.8	$4,989.9	$4,925.7
Percent increase (decrease)	2.7%	(0.3)%	1.3%	0.3%
Components of percent change in net sales – increase (decrease):
Pricing actions	0.6%	(0.2)%	0.3%	0.8%
Volume and product mix	1.2%	0.6%	1.5%	(0.4)%
Divestitures	—%	(0.3)%	—%	(0.3)%
Foreign exchange	0.9%	(0.4)%	(0.5)%	0.2%
Gross profit	$645.1	$649.9	$1,871.9	$1,868.8
Gross profit margin	37.4%	38.7%	37.5%	37.9%
Sales for the third quarter of 2025 increased by 2.7% from the same period in 2024 and increased by 1.8% on an organic basis (that is, excluding the impact of divestitures and foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Pricing favorably impacted sales by 0.6%. Favorable volume and product mix increased sales by 1.2% driven by favorable volume and product mix from our Consumer segment of 2.2% offset by unfavorable volume and product mix from our Flavor Solutions segment of 0.3%. Foreign currency rates increased sales by 0.9%.
Sales for the nine months ended August 31, 2025 increased by 1.3% from the same period in 2024 and increased by 1.8% on an organic basis. Pricing favorably impacted sales by 0.3%. Favorable volume and product mix increased sales by 1.5%, driven by growth across all three regions in our Consumer segment. Foreign currency rates decreased sales by 0.5%.
Gross profit for the third quarter of 2025 decreased by $4.8 million, or 0.7%, from the same period in 2024. Our gross profit margin was 37.4%, a decrease of 130 basis points, driven by increased commodity costs including the impact of tariffs, and increased conversion cost including costs to support increased capacity for future growth, partially offset by Comprehensive Continuous Improvement (CCI) program-led cost savings. Also, gross profit was impacted by unfavorable customer mix that was offset by the effects of favorable pricing. Excluding the impact of special charges related to the step up of acquired inventory included in cost of goods sold, adjusted gross margin was 37.5% for the third quarter of 2025.

Gross profit for the nine months ended August 31, 2025 increased by $3.1 million, or 0.2%, from the same period in 2024. Our gross profit margin was 37.5%, a decrease of 40 basis points, driven by unfavorable customer mix and increased conversion costs including costs to support increased capacity for future growth, partially offset by favorable pricing and CCI-led cost savings. Excluding the impact of special charges related to the step up of acquired inventory included in cost of goods sold, adjusted gross margin was 37.5% for the nine months ended August 31, 2025.

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Selling, general & administrative (SG&A) expense	$352.5	$361.5	$1,095.5	$1,106.8
Percent of net sales	20.5%	21.5%	21.9%	22.5%
SG&A expense decreased by $9.0 million in the third quarter of 2025 as compared to the same period in 2024, driven primarily by lower performance-based employee incentive expense and CCI-led cost savings including the impact of SG&A streamlining actions. SG&A as a percentage of net sales decreased by 100 basis points.
SG&A decreased by $11.3 million in the nine months ended August 31, 2025 as compared to the same period in 2024, driven primarily by lower performance-based employee incentive expense and CCI-led cost savings including the impact of SG&A streamlining actions, partially offset by increased selling and marketing expense. SG&A as a percentage of net sales decreased by 60 basis points as compared to the prior year period.

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Special charges	$3.9	$1.9	$16.7	$7.9
During the three months ended August 31, 2025, we recorded $3.9 million of special charges, including transaction and integration expenses. Those expenses consisted of $1.3 million associated with employee severance and related benefits associated with our SG&A streamlining actions, $1.7 million associated with other actions and $0.9 million of transaction and integration costs.
During the nine months ended August 31, 2025, we recorded $16.7 million of special charges, including transaction and integration expenses. Those expenses consisted principally of $12.7 million associated with employee severance and related benefits associated with our SG&A streamlining actions, $2.3 million associated with other actions and $1.7 million of transaction and integration costs.
During the three months ended August 31, 2024, we recorded $1.9 million of special charges, consisting principally of $0.7 million associated with our Global Operating Effectiveness (GOE) program and $1.2 million associated with the transition of a manufacturing facility in Europe, Middle East, and Africa (EMEA).
During the nine months ended August 31, 2024, we recorded $7.9 million of special charges, consisting principally of $5.3 million associated with our GOE program, and $2.6 million associated with the transition of a manufacturing facility in EMEA.
Details with respect to the composition of special charges, including transaction and integration expenses, are included in Note 2 of the notes to the accompanying condensed consolidated financial statements.

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Interest expense	$50.2	$53.5	$149.7	$156.7
Other income, net	9.4	13.2	29.0	36.7
Interest expense decreased by $3.3 million and $7.0 million for the three and nine months ended August 31, 2025, respectively, compared to the prior year periods. These decreases were driven by the effects of lower average borrowing levels and lower interest rates.
Other income, net, decreased by $3.8 million and $7.7 million for the three and nine months ended August 31, 2025, respectively, compared to prior periods primarily due to a lower level of interest income driven by lower interest rates and unfavorable impacts of foreign exchange rates and lower non-service cost income associated with our pension and postretirement benefit plans.

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Income from consolidated operations before income taxes	$247.9	$246.2	$639.0	$634.1
Income tax expense	39.3	41.0	130.2	116.8
Effective tax rate	15.9%	16.7%	20.4%	18.4%

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
Income tax expense for the three months ended August 31, 2025 included $20.0 million of net discrete tax benefits consisting principally of the following: (i) $8.7 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest, including $4.4 million associated with the expiration of statutes of limitations, (ii) $8.1 million of tax benefits resulting from state tax matters, and related deferred taxes, and (iii) $3.5 million of tax benefits resulting from an adjustment to a prior year tax accrual, and related deferred taxes, based on the final returns filed.
Income tax expense for the nine months ended August 31, 2025 included $27.6 million of net discrete tax benefits consisting principally of the following: (i) $10.2 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest, including $5.9 million associated with the expiration of statutes of limitations, (ii) $8.0 million of tax benefits resulting from state tax matters, and related deferred taxes, (iii) a $5.0 million tax benefit resulting from the revaluation of deferred taxes associated with enacted legislation, (iv) $3.5 million of tax benefits resulting from an adjustment to a prior year tax accrual, and related deferred taxes, based on the final return filed, and (v) $1.0 million of excess tax benefits associated with stock compensation.
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
On July 4, 2025, legislation known as the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes changes to the United States corporate income tax system, including, among other provisions, the immediate expensing of research and development expenditures, and 100 percent bonus depreciation on qualified property. While we expect certain provisions of the OBBBA to change the timing of cash tax payments in the current fiscal year and future year periods, we do not expect the legislation to have a material impact on our consolidated financial statements.

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
Income from unconsolidated operations	$16.9	$17.9	$54.0	$56.0
Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, decreased by $1.0 million for the three months ended August 31, 2025, driven by the results of our largest joint venture, McCormick de Mexico, where unfavorable impacts from foreign exchange rates were partially offset by improved operating results.
Income from unconsolidated operations decreased by $2.0 million for the nine months ended August 31, 2025, driven by the results of our largest joint venture, McCormick de Mexico, which included unfavorable impacts from foreign exchange rates, which was partially offset by the overall favorable results from our other unconsolidated entities.

The following table outlines the major components of the change in diluted earnings per share from 2024 to 2025:

	Three months ended August 31,	Nine months ended August 31,
2024 Earnings per share – diluted	$0.83	$2.13
Impact of change in operating income	$0.02	0.05
Increase in special charges	(0.01)	(0.03)
Decrease in interest expense	0.01	0.02
Decrease in other income, net	(0.01)	(0.02)
Decrease in income from unconsolidated operations	—	(0.01)
Impact of change in effective income tax rate, excluding taxes on special charges	—	(0.05)
2025 Earnings per share – diluted	$0.84	$2.09
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
CONSUMER SEGMENT

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024

Net sales	$973.2	$937.4	$2,823.0	$2,763.4
Percent increase	3.8%	—%	2.2%	0.2%
Segment operating income	$193.8	$186.8	$504.1	$512.4
Segment operating income margin	19.9%	19.9%	17.9%	18.5%
In the third quarter of 2025, sales of our Consumer segment increased by 3.8% compared to the third quarter of 2024 and increased by 2.6% on an organic basis. Higher volume and product mix increased sales by 2.2%, driven by growth in the Americas and EMEA regions, partially offset by unfavorable volume and product mix in the APAC region. Pricing actions favorably impacted sales by 0.4%. The favorable impact of foreign currency rates increased sales by 1.2% and is excluded from our measure of sales growth of 2.6% on an organic basis.
In the Americas region, Consumer segment sales increased by 2.7% in the third quarter of 2025 compared to the same quarter of 2024 on both a reported and an organic basis. Favorable volume and product mix increased sales by 2.7% driven by growth across core categories. Pricing was comparable. The impact of foreign currency rates was flat and is excluded from our measure of sales growth of 2.7% on an organic basis.
In the EMEA region, Consumer segment sales increased by 11.4% in the third quarter of 2025 compared to the same quarter of 2024 and increased by 4.4% on an organic basis. Favorable volume and product mix increased sales by 1.6%. Favorable pricing impacted sales by 2.8%. The favorable impact from foreign currency rates increased sales by 7.0% and is excluded from our measure of sales growth of 4.4% on an organic basis.
In the APAC region, Consumer segment sales in the third quarter of 2025 were comparable to the same quarter of 2024 and decreased by 0.8% on an organic basis. Unfavorable volume and product mix decreased sales by 0.6%, driven by lower sales to foodservice customers in China. Unfavorable pricing impacted sales by 0.2%. The favorable impact from foreign currency rates increased sales by 0.8% and is excluded from our measure of sales decline of 0.8% on an organic basis.
For the nine months ended August 31, 2025, sales of our Consumer segment increased 2.2% as compared to the same period in 2024 and increased by 2.3% on an organic basis. Higher volume and product mix increased sales by 2.7%, driven by growth in all regions. Unfavorable pricing impacted sales by 0.4%. The unfavorable impact from foreign currency rates decreased sales by 0.1% and is excluded from our measure of sales growth of 2.3% on an organic basis.
Segment operating income for our Consumer segment for the third quarter of 2025 increased by $7.0 million, or 3.7%, compared to the same period in 2024, driven by an increase in gross profit and a decrease in SG&A expense. The increase in gross profit was driven by higher net sales, partially offset by increased conversion cost including costs to support increased capacity for future growth, and increased commodity costs including the impact of tariffs. The decrease in SG&A expense was driven by the items described in the consolidated discussion. On a constant currency basis, segment operating income increased by 3.2%.
Segment operating income for our Consumer segment for the nine months ended August 31, 2025 decreased by $8.3 million, or 1.6%, as compared to the same period in 2024, driven a decrease in gross profit, partially offset by a decrease in SG&A expense. The decrease in gross profit was driven by unfavorable product mix, increased conversion costs including costs to support increased capacity for future growth and unfavorable pricing actions, partially offset by higher sales volume and CCI-led cost savings. The decrease in SG&A expense was driven by the items described in the consolidated discussion. Segment operating margin decreased by 60 basis points to 17.9%. On a constant currency basis, segment operating income decreased by 1.4%.
FLAVOR SOLUTIONS SEGMENT

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024

Net sales	$751.7	$742.4	$2,166.9	$2,162.3
Percent increase (decrease)	1.2%	(0.7)%	0.2%	0.5%
Segment operating income	$99.8	$101.6	$273.3	$249.6
Segment operating income margin	13.3%	13.7%	12.6%	11.5%
In the third quarter of 2025, sales of our Flavor Solutions segment increased by 1.2% as compared to the third quarter of 2024 and increased by 0.6% an organic basis. Unfavorable volume and product mix decreased sales by 0.3% driven by the Americas and EMEA regions partially offset by growth in the APAC region. Favorable pricing increased sales by 0.9%. The favorable impact of foreign currency rates increased sales by 0.6% and is excluded from our measure of sales growth of 0.6% on an organic basis.
In the Americas region, Flavor Solutions sales increased by 0.1% in the third quarter of 2025 compared to the third quarter of 2024 and increased by 0.9% on an organic basis. Unfavorable volume and product mix decreased sales by 1.3% driven by lower sales to branded foodservice and packaged food customers. Favorable pricing impacted sales by 2.2%. The unfavorable impact from foreign currency rates decreased sales by 0.8% and is excluded from our measure of sales growth of 0.9% on an organic basis.
In the EMEA region, Flavor Solutions sales increased by 2.1% in the third quarter of 2025 compared to the third quarter of 2024 and decreased by 3.1% on an organic basis. Unfavorable volume and product mix decreased sales by 1.0%, driven by the effect of lower sales to packaged food customers. Unfavorable pricing impacted sales by 2.1%. The favorable impact from foreign currency rates increased sales by 5.2% and is excluded from our measure of sales decline of 3.1% on an organic basis.
In the APAC region, Flavor Solutions sales increased by 7.7% in the third quarter of 2025 compared to the third quarter of 2024, and increased by 6.3% on an organic basis. Favorable volume and product mix increased sales by 9.0%, primarily driven by growth in China and Southeast Asia. Pricing unfavorably impacted sales by 2.7%. The favorable impact from foreign currency rates increased sales by 1.4% and is excluded from our measure of sales growth of 6.3% on an organic basis.
For the nine months ended August 31, 2025, sales of our Flavor Solutions segment increased 0.2% as compared to the same period in 2024 and increased by 1.2% on an organic basis. Favorable volume and product mix increased sales by 0.1% driven by growth in the APAC region mostly offset by unfavorability in the Americas and EMEA regions. Favorable pricing increased sales by 1.1%, driven by the Americas regions partially offset by unfavorable pricing in the EMEA and APAC regions. The unfavorable impact of foreign currency rates decreased segment sales by 1.0% and is excluded from our measure of sales growth of 1.2% on an organic basis.
Segment operating income for our Flavor Solutions segment for the third quarter of 2025 decreased by $1.8 million, or 1.8%, compared to the same period in 2024, driven by a decrease in gross profit partially offset by lower SG&A expense. The decrease in gross profit was driven by increased commodity costs including the impact of tariffs, unfavorable product mix and increased conversion costs including costs to support increased capacity for future growth, partially offset by favorable pricing. The decrease in SG&A expense was driven by the items described in the consolidated discussion. Segment operating margin decreased by 40 basis points to 13.3%. On a constant currency basis, segment operating income decreased by 1.6%.
Segment operating income for our Flavor Solutions segment for the nine months ended August 31, 2025 increased by $23.7 million, or 9.5%, compared to the same period in 2024, driven by an increase in gross profit and lower SG&A expense. The increase in gross profit was driven by the impacts of favorable pricing and CCI-led cost savings, partially offset by increased conversion costs including costs to support increased capacity for growth. The decrease in SG&A expense was driven by the items described in the consolidated discussion. Segment operating margin increased by 110 basis points to 12.6%. On a constant currency basis, segment operating income increased by 12.0%.
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
The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	August 31, 2025	November 30, 2024
Forward foreign currency:
Notional value	$1,136.2	$1,034.2
Unrealized net (loss)	(2.5)	(7.3)
Cross currency swaps:
Notional value	1,027.2	945.5
Unrealized net (loss) gain	(14.4)	36.8
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
The following table sets forth the notional values and unrealized net gain (loss) of our interest rate swap contracts:

	August 31, 2025	November 30, 2024
Notional value	$600.0	$600.0
Unrealized net (loss)	(24.9)	(37.9)
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
NON-GAAP FINANCIAL MEASURES
The following tables include financial measures of organic net sales, adjusted gross profit, adjusted gross profit margin, adjusted operating income, adjusted operating income margin, adjusted income tax expense, adjusted income tax rate, adjusted net income, and adjusted diluted earnings per share. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:
•Special charges - Special charges consist of expenses and income associated with certain actions undertaken by us to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee. Expenses associated with the approved actions are classified as special charges upon recognition and monitored on an ongoing basis through completion. Included in special charges are transaction and integration costs incurred in conjunction with acquisitions.
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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2024	For the three months ended		For the nine months ended		Estimated for the year ending November 30, 2025
		August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Gross profit	$2,591.0	$645.1	$649.9	$1,871.9	$1,868.8
Impact of special charges included in cost of goods sold	—	1.0	—	1.0	—
Adjusted gross profit	$2,591.0	$646.1	$649.9	$1,872.9	$1,868.8
Gross profit margin (1)	38.5%	37.4%	38.7%	37.5%	37.9%
Impact of special charges	—%	0.1%	—%	—%	—%
Adjusted gross profit margin (1)	38.5%	37.5%	38.7%	37.5%	37.9%

Operating income	$1,060.3	$288.7	$286.5	$759.7	$754.1
Impact of special charges	9.5	4.9	1.9	17.7	7.9
Adjusted operating income	$1,069.8	$293.6	$288.4	$777.4	$762.0
Operating income margin (2)	15.8%	16.7%	17.1%	15.2%	15.3%
Impact of special charges	0.1%	0.3%	0.1%	0.4%	0.2%
Adjusted operating income margin (2)	15.9%	17.0%	17.2%	15.6%	15.5%

Income tax expense	$184.0	$39.3	$41.0	$130.2	$116.8
Impact of special charges	2.4	1.3	0.6	4.3	2.1
Adjusted income tax expense	$186.4	$40.6	$41.6	$134.5	$118.9
Income tax rate (3)	20.5%	15.9%	16.7%	20.4%	18.4%
Impact of special charges	—%	0.2%	0.1%	0.1%	0.1%
Adjusted income tax rate (3)	20.5%	16.1%	16.8%	20.5%	18.5%

Net income	$788.5	$225.5	$223.1	$562.8	$573.3
Impact of special charges	7.1	3.6	1.3	13.4	5.8
Adjusted net income	$795.6	$229.1	$224.4	$576.2	$579.1

Earnings per share – diluted	$2.92	$0.84	$0.83	$2.09	$2.13	$2.95 to $3.00
Impact of special charges	0.03	0.01	—	0.05	0.02	0.05
Adjusted earnings per share – diluted	$2.95	$0.85	$0.83	$2.14	$2.15	$3.00 to $3.05

(1)	Gross profit margin, impact of special charges, and adjusted gross profit margin are calculated as gross profit, impact of special charges, and adjusted gross profit as a percentage of net sales for each period presented.

(2)	Operating income margin, impact of special charges, and adjusted operating income margin are calculated as operating income, impact of special charges, and adjusted operating income as a percentage of net sales for each period presented.

(3)	Income tax rate is calculated as income tax expense as a percentage of income from consolidated operations before income taxes. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $252.8 million and $248.1 million for the three months ended August 31, 2025 and 2024, respectively, and $656.7 million and $642.0 million for the nine months ended August 31, 2025 and 2024, respectively. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $907.8 million for the year ended November 30, 2024.

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
Rates of constant currency and organic growth (decline) follow:

	Three months ended August 31, 2025
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on both a constant currency and organic basis
Net sales:
Consumer segment:
Americas	2.7%	—%	2.7%
EMEA	11.4%	7.0%	4.4%
APAC	—%	0.8%	(0.8)%
Total Consumer	3.8%	1.2%	2.6%
Flavor Solutions segment:
Americas	0.1%	(0.8)%	0.9%
EMEA	2.1%	5.2%	(3.1)%
APAC	7.7%	1.4%	6.3%
Total Flavor Solutions	1.2%	0.6%	0.6%
Total net sales	2.7%	0.9%	1.8%

	Nine months ended August 31, 2025
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on both a constant currency and organic basis
Net sales:
Consumer segment:
Americas	1.6%	(0.3)%	1.9%
EMEA	5.1%	1.3%	3.8%
APAC	1.1%	(0.9)%	2.0%
Total Consumer	2.2%	(0.1)%	2.3%
Flavor Solutions segment:
Americas	(0.1)%	(2.0)%	1.9%
EMEA	(2.5)%	2.1%	(4.6)%
APAC	7.7%	(0.4)%	8.1%
Total Flavor Solutions	0.2%	(1.0)%	1.2%
Total net sales	1.3%	(0.5)%	1.8%

	Three months ended August 31, 2025
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Adjusted operating income:
Consumer segment	3.7%	0.5%	3.2%
Flavor Solutions segment	(1.8)%	(0.2)%	(1.6)%
Total adjusted operating income	1.8%	0.2%	1.6%

	Nine months ended August 31, 2025
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Adjusted operating income:
Consumer segment	(1.6)%	(0.2)%	(1.4)%
Flavor Solutions segment	9.5%	(2.5)%	12.0%
Total adjusted operating income	2.0%	(1.0)%	3.0%
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

Projections for the Year Ending November 30, 2025
Percentage change in net sales	0% to 2%
Impact of unfavorable foreign currency exchange	1%
Percentage change in net sales in constant currency	1% to 3%

Percentage change in adjusted operating income	2% to 4%
Impact of unfavorable foreign currency exchange	1%
Percentage change in adjusted operating income in constant currency	3% to 5%

Percentage change in adjusted earnings per share - diluted	2% to 4%
Impact of unfavorable foreign currency exchange	2%
Percentage change in adjusted earnings per share in constant currency- diluted	4% to 6%
LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended
	August 31, 2025	August 31, 2024

Net cash provided by operating activities	$420.2	$463.2
Net cash used in investing activities	(172.2)	(189.1)
Net cash used in financing activities	(378.3)	(205.9)
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
We believe that our sources of liquidity, which include existing cash balances, cash flows from operations, existing credit facilities, our commercial paper program, and access to capital markets, will provide sufficient liquidity to meet our debt obligations, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, the payment associated with an acquisition and payment of anticipated quarterly dividends for at least the next twelve months.
In the condensed consolidated cash flow statement, the changes in operating assets and liabilities are presented excluding the translation effects of changes in foreign currency exchange rates as these do not reflect actual cash flows. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
Operating Cash Flow — Net cash provided by operating activities of $420.2 million for the nine months ended August 31, 2025, decreased $43.0 million as compared to $463.2 million for the corresponding 2024 period. The decrease in operating cash flow was primarily driven by higher cash used for working capital. The higher use of cash associated with working capital was driven by an increased use of cash associated with accounts payable which was partially offset by a lower use of cash associated with inventory in the 2025 period as compared to the 2024 period.
Investing Cash Flow — Cash used in investing activities of $172.2 million for the nine months ended August 31, 2025 decreased by $16.9 million as compared to $189.1 million for the corresponding period in 2024. Capital expenditures decreased from the 2024 level of $189.3 million to $138.1 million. We expect 2025 capital expenditures to approximate $250 million. Cash used for the acquisition of a business was $34.1 million.

Financing Cash Flow — Financing activities used cash of $378.3 million for the nine months ended August 31, 2025 and increased $172.4 million as compared to $205.9 million for the corresponding period in 2024. The decrease is a result of changes in our net borrowings, share repurchase activity, and dividends, all as described below.
The following table outlines our net borrowing activities:

	Nine months ended
	August 31, 2025	August 31, 2024

Net increase in short-term borrowings	$13.2	$908.6
Repayments of long-term debt	(15.7)	(752.8)
Long-term debt borrowings	2.4	—
Net cash (used) provided by borrowing activities	$(0.1)	$155.8
The following table outlines the activity in our share repurchase program:

	Nine months ended
	August 31, 2025	August 31, 2024
Number of shares of common stock repurchased (in thousands)	382	382
Dollar amount (in millions)	$29.2	$29.0
As of August 31, 2025, approximately $419 million remained of the $600 million share repurchase program that was authorized by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the nine months ended August 31, 2025, we received proceeds of $15.1 million from exercised stock options as compared to $12.8 million received in the corresponding 2024 period. We repurchased $13.2 million and $8.9 million of common stock during the nine months ended August 31, 2025 and 2024, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.
Dividends paid increased to $362.2 million, or a per share quarterly dividend of $0.45, in the first nine months of 2025 from $338.3 million, or a per share quarterly dividend of $0.42, of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
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
At August 31, 2025 and 2024, we temporarily used $652.2 million and $609.0 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are typically lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2025 and 2024 were $1,099.4 million and $955.8 million, respectively. Total average debt outstanding for the nine months ended August 31, 2025 and 2024 was $4,899.4 million and $4,970.8 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2025, the exchange rate for the British pound sterling, Euro, Canadian dollar, Mexican peso, Chinese renminbi, Australian dollar, and Polish zloty were higher than the U.S. dollar at November 30, 2024.
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
Material Cash Requirements
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. Our primary obligations include principal and interest payments on our outstanding short-term borrowings and long-term debt. In the next year, our most significant debt service obligations include the maturity of our $250.0 million, 3.25% notes due in November 2025 and our $500.0 million, 0.90% notes due in February 2026. During the third quarter of 2025 we entered into a definitive agreement, subject to customary closing and regulatory conditions, to acquire an additional 25% ownership interest in our largest joint venture, McCormick de Mexico, for a purchase price of $750 million which is expected to be completed early in the fiscal year ending November 30, 2026. Our other cash requirements include raw material purchases, lease payments, income taxes, anticipated quarterly dividends, and pension and postretirement benefits, as well as other contractual obligations.
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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the third quarter of 2025.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2025 to June 30, 2025	CS – 0	$—	—	$422	million
	CSNV – 100	$77.03	100
July 1, 2025 to July 31, 2025	CS – 37,089 (1)	$70.67	37,089	$419	million
	CSNV – 0	$—	—
August 1, 2025 to August 31, 2025	CS – 0	$—	—	$419	million
	CSNV – 0	$—	—
Total	CS – 37,089	$70.67	37,089	$419	million
	CSNV – 100	$77.03	100

(1)	On July 16, 2025, we purchased 37,089 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the CS on July 16, 2025.

As of August 31, 2025, approximately $419 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the third quarter of 2025, we issued 204,265 shares of CSNV in exchange for shares of CS and issued 5,543 shares of CS in exchange for shares of CSNV.
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

(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2025, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2025, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

October 7, 2025	By:	/s/ Marcos M. Gabriel
Marcos M. Gabriel
Executive Vice President & Chief Financial Officer

October 7, 2025	By:	/s/ Gregory P. Repas
Gregory P. Repas
Vice President & Controller
Principal Accounting Officer