Form 10-K
period 2025-11-30
MCCORMICK & CO INC
filed 2026-01-22
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended November 30, 2025
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
The aggregate market value of the Voting Common Stock held by non-affiliates at May 30, 2025: $1,099,419,345
The aggregate market value of the Non-Voting Common Stock held by non-affiliates at May 30, 2025: $18,403,576,766
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Number of Shares Outstanding	Date
Common Stock	14,851,729	December 31, 2025
Common Stock Non-Voting	253,586,510	December 31, 2025

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated
Proxy Statement for McCormick’s March 25, 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”)	Part III

PART I.
As used herein, references to “McCormick,” “we,” “us,” and “our” are to McCormick & Company, Incorporated and its consolidated subsidiaries or, as the context may require, McCormick & Company, Incorporated only.
ITEM 1. BUSINESS
McCormick is a global leader in flavor. We manufacture, market, and distribute herbs, spices, seasoning mixes, condiments, and other flavorful products to the entire food and beverage industry: retailers, food manufacturers, and foodservice businesses. We also are partners in a number of joint ventures that are involved in the manufacture and sale of flavorful products, the most significant of which is McCormick de Mexico. Our major sales, distribution, and production facilities are located in North America, Europe, and China. Additional facilities are based in Australia, Central America, Thailand, and South Africa.
On January 2, 2026, we completed the purchase of an additional 25% ownership interest in McCormick de Mexico. The purchase price was $750 million, which increased our ownership to a 75% controlling interest. We believe the acquisition creates opportunities for further growth in the Mexican market and provides a strategic platform for further expansion in Latin America. McCormick de Mexico is a prominent food company in Mexico, with a broad portfolio, including mayonnaise, spices, marmalades, mustard, hot sauce, and tea, sold under McCormick brands.
Business Segments
We operate in two business segments: Consumer and Flavor Solutions. Demand for flavor is growing globally, and across both segments, we have the customer base and product breadth to participate in all types of eating occasions. Our products deliver flavor when cooking at home, dining out, purchasing a quick service restaurant meal, or enjoying a snack. We offer our customers and consumers a range of products, extending from premium to value-priced, to meet the increasing demand for certain product attributes including clean-label, organic, natural, reduced sodium, gluten-free, and non-GMO (genetically modified organisms).
Consistent with market conditions in each segment, our Consumer segment has a higher overall profit margin than our Flavor Solutions segment. In 2025, the Consumer segment contributed approximately 58% of consolidated net sales and 67% of consolidated operating income, and the Flavor Solutions segment contributed approximately 42% of consolidated net sales and 33% of consolidated operating income.
Consumer Segment. From locations around the world, our brands reach consumers in approximately 150 countries and territories. Our leading brands in the Americas include McCormick®, French’s®, Frank’s RedHot®, Lawry’s®, Cholula®, and Club House®, as well as brands such as Gourmet Garden® and OLD BAY®. We also market authentic regional brands such as Zatarain’s®, Stubb's®, Thai Kitchen®, and Simply Asia®. In the Europe, Middle East, and Africa (EMEA) region, our major brands include the Ducros®, Schwartz®, Kamis®, and La Drogheria® brands of spices, herbs, and seasonings and an extensive line of Vahiné® brand dessert items. In the Asia/Pacific (APAC) region, we market our spices and seasonings under the McCormick brand, DaQiao®, as well as other brands, our dessert products under the Aeroplane® brand, and packaged chilled herbs under the Gourmet Garden® brand.
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
Flavor Solutions Segment. In our Flavor Solutions segment, we provide a wide range of products to multinational food manufacturers and foodservice customers. The foodservice customers are supplied with branded, packaged products both directly by us and indirectly through distributors, with the exception of our businesses in China, where foodservice sales are managed by, and reported in, our Consumer segment. We supply food manufacturers and foodservice customers with customized Flavor Solutions, and many of these customer relationships have been active for decades. Our range of Flavor Solutions remains one of the broadest in the industry and includes seasoning blends, spices and herbs, condiments, coating systems, and compound flavors. In addition to a broad range of Flavor Solutions, our long-standing customer relationships are evidence of our effectiveness in building customer intimacy. Our customers benefit from our expertise in many areas, including sensory testing, culinary research, food safety, and flavor application.
Our Flavor Solutions segment has a number of competitors. Some tend to specialize in a particular range of products and have a limited geographic reach. Other competitors include large publicly held flavor companies that are more global in nature and tend to focus on providing integrated solutions extending beyond flavor through the use of other functional and nutritional ingredients.
Raw Materials
The most significant raw materials used in our business are dairy products, pepper, garlic, onion, capsicums (red peppers and paprika), salt, tomato products, sugar, and soybean oil. Pepper, along with various spices and herbs, is generally sourced from countries outside the U.S. Raw materials such as dairy products, onion and soybean oil are primarily obtained locally, either within the U.S. or from our international locations. Because these raw materials are agricultural products, they are subject to fluctuations in market price and availability caused by weather, growing and harvesting conditions, market conditions, including inflationary cost increases and global trade policies, and other factors beyond our control.
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
We have a large number of customers for our products. Sales to one of our Consumer segment customers, Wal-Mart Stores, Inc., accounted for consolidated sales of approximately 12% in 2025, 2024, and 2023. Sales to one of our Flavor Solutions segment customers, PepsiCo, Inc., accounted for consolidated sales of approximately 12% in 2025, and 13% in both 2024 and 2023. In 2025, 2024, and 2023, the top three customers in our Flavor Solutions segment represented 49% of our global Flavor Solutions sales.
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
Human Capital
We believe in the power of people and that by working together, every employee is an integral part of driving our success. Our key human capital objective is to attract, develop, and retain the best talent and we employ various human resource programs in support of this objective.
Throughout our global business, we work to create ethical, safe, accessible, and supportive workplaces where all employees thrive and belong. We believe that unlocking the full potential of all employees through inclusion drives innovation, collaboration, and growth, and enhances our competitive advantage. Respect for human rights is central to our business and reflects our commitment to ethical conduct.
We are committed to the safety, health, and well-being of our employees. Our global safety programs focus on hazard prevention to ensure that all our employees have access to safe workplaces that allow them to succeed in their jobs. We offer total rewards programs that support the physical, emotional, and financial well being of our employees.
As of November 30, 2025, we had approximately 14,100 full-time employees worldwide. In the United States, approximately 400 employees are covered by a collective bargaining contract and at our subsidiaries outside the U.S., approximately 2,450 employees are covered by collective bargaining agreements or similar arrangements. We maintain positive and constructive employee relations and our operations have not been affected significantly by work stoppages.
Through our continuous listening strategy, we measure employee engagement and enablement, receiving valuable feedback from our employees on our work environment and culture. The results from these surveys are used to advance programs and processes to enhance employee engagement and improve the overall employee experience.

Information about our Executive Officers
In addition to the executive officers indicated in the 2026 Proxy Statement incorporated by reference in Part III, Item 10 of this Report, the other executive officer of McCormick is Ana G. Sanchez.
Ms. Sanchez is 51 years old and, during the last five years, has held the following positions with McCormick: February 2022 to present - President, EMEA; and February 2020 to January 2022 – Vice President Consumer, EMEA.
Operations Outside of the U.S.
We are subject in varying degrees to certain risks typically associated with a global business, such as local economic and market conditions, exchange rate fluctuations, and restrictions on investments, royalties, and dividends. In fiscal year 2025, approximately 39% of sales were from non-U.S. operations. For information on how we manage some of these risks, see the “Market Risk Sensitivity” section of “Management’s Discussion and Analysis.”
Forward-Looking Information
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, special charges including transaction and integration expenses, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” "should," "anticipate," "intend," “believe,” “plan,” and similar expressions. These statements may relate to: general economic and industry conditions, including consumer spending rates, recessions, interest rates, and availability of capital; expectations regarding sales growth potential in various geographies and markets, including the impact of brand marketing support, product innovation, and customer, channel, category, heat platform, and e-commerce expansion; the expected results of operations of businesses acquired, including the additional 25% ownership interest in McCormick de Mexico; expected trends in net sales, earnings performance, and other financial measures; the expected impact of pricing actions on the Company's results of operations, including our sales volume and mix as well as gross margins; the expected impact of the inflationary cost environment on our business; the anticipated effects of factors affecting our supply chain, including the availability and prices of commodities and other supply chain resources such as raw materials, packaging, labor, and transportation; the potential impact of trade policies, including tariffs; the impact of legal challenges to U.S tariffs; the expected impact of productivity improvements, including those associated with our CCI program and the Global Business Services operating model initiative; the ability to identify, attract, hire, retain, and develop qualified personnel and the next generation of leaders; the impact of ongoing or future geopolitical conflicts, including the potential for broader economic disruption; expected working capital improvements; the anticipated timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; expectations regarding pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable payments of interest, repayment of short- and long-term debt, working capital needs, planned capital expenditures, quarterly dividends, and our ability to obtain additional short- and long-term financing or issue additional debt securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the Company's ability to drive revenue growth; the Company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the Company's reputation or brand name; loss of brand relevance; increased private label use; the Company's ability to offset cost pressures or business impacts related to trade policies, including tariffs; the Company's ability to drive productivity improvements, including those related to our CCI program and other streamlining actions; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crises; issues affecting the Company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; the impact of changing political and geopolitical conditions, including conflicts and the potential for broader economic disruption; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of our amount of outstanding indebtedness and related level of debt service as well as the effects that such debt service may have on the Company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the Company's information technology systems, including the threat of data breaches and cyber-attacks; the Company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, and volatility in our effective tax rate; climate change; Environmental, Social and Governance (ESG) matters; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the Company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; and other risks described herein under Part I, Item 1A "Risk Factors."
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
Global economic conditions can be uncertain and volatile. Our business and results of operations have in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, changes in prevailing interest rates, the impact of any U.S. federal government shutdown, changes in governmental rules and approaches to taxation, challenges in global supply chains including new or increased tariffs or trade restrictions, fluctuations in foreign currency interest rates, availability of capital markets, consumer spending rates, energy availability and costs, the negative impacts caused by pandemics and other local and global public health issues and the effect of governmental initiatives to manage economic conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. We are a manufacturer and distributor of flavor products. As such, many of our products are purchased by our customers based on end-user demand from consumers. Some of the factors that may influence consumer spending include general economic conditions, high levels of unemployment, pandemics and public health crises, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest and foreign currency exchange rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressure, tax rates and general uncertainty regarding the overall future economic environment. Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of our products. Consumer demand for our products may not reach our targets, or may decline, when there is an economic downturn or economic uncertainty in our key markets. Our sensitivity to economic cycles and any related fluctuation in customer and consumer demand may have a material negative impact on our business, financial conditions or results of operations.
Damage to our reputation or brand name, loss of brand relevance, increase in use of private label or other competitive brands by customers or consumers, competitive pressures in marketing and technology, or product quality or safety concerns could negatively impact our business, financial condition or results of operations.
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
We have a number of major customers, including two large customers that, in the aggregate, constituted approximately 24% of consolidated sales in 2025. The loss of either of these large customers due to events beyond our control, or a material negative change in our relationship with these large customers or other major customers could have an adverse effect on our business, financial condition and results of operations.
Issues regarding procurement of raw materials may negatively impact us.
Our purchases of raw materials are subject to fluctuations in market price and availability caused by inflationary pressures, weather, growing and harvesting conditions, climate change, market conditions, governmental actions including global trade policies and other factors beyond our control, including outbreaks of illnesses, pandemics or other local or global health issues. The most significant raw materials used by us in our business are dairy products, pepper, garlic, onion, capsicums (red peppers and paprika), salt, tomato products, sugar, and soybean oil. While future price movements of raw material costs are uncertain, we seek to mitigate the market price risk in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments and cost savings from our CCI program and other streamlining initiatives. In addition, we enter into financial hedging derivative transactions based on forecasted soybean oil purchases. Other than the soybean oil hedging transactions, we generally have not used derivatives to manage the volatility related to this risk. Any actions we take in response to market price fluctuations may not effectively limit or eliminate our exposure to changes in raw material prices. Therefore, we cannot provide assurance that future raw material price fluctuations will not have a negative impact on our business, financial condition or operating results.
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
Political, socio-economic, cultural, and geopolitical conditions, as well as disruptions caused by terrorist activities or otherwise, could also create additional risks for regulatory compliance. Although we have adopted rigorous quality assurance and quality control procedures which are designed to ensure the safety of our imported products, we cannot provide assurance that such events will not have a negative impact on our business, financial condition or operating results.

Changes in global trade policies have impacted and may continue to impact our financial condition or results of operations.
Changes in global trade policies, including tariffs, have caused inflationary pressures and higher costs on certain raw materials and imports. These actions have impacted our business through increased costs and uncertainty. If maintained, the tariffs, as well as related measures that have been taken and which could be taken by other countries in the future could pose a risk to our business and results of operations. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as legal challenges to the applicability of these tariffs, negotiations between affected countries, the responses of other countries or regions, exemptions, exclusions or other relief that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets.
Our attempts to offset these pressures through supply chain management initiatives and increases in the selling prices of some of our products may not be successful or may result in reductions in sales volume. To the extent these actions are not sufficient to offset increase costs or result in significant decreases in sales volume, our business, financial condition, or operating results may be adversely affected.
Disruption of our supply chain could adversely affect our business.
Our ability to make, move, and sell products is critical to our success. Damage or disruption to or reduction or termination of raw material supplies or our manufacturing or distribution capabilities due to weather, climate change, natural disaster, fire, international disputes, geopolitical tensions or conflict, terrorism, cyber-attack, health epidemics, pandemics or other contagious outbreaks, governmental restrictions or mandates, strikes, import/export restrictions, global trade policies, or other factors could impair our ability to manufacture or sell our products. Production of certain of our products is highly concentrated, and some are manufactured at a single location. The failure of third parties on which we rely, including those third parties who supply our ingredients, packaging, capital equipment and other necessary operating materials, contract manufacturers, commercial transport, distributors, contractors, and external business partners, to meet their obligations to us, or significant disruptions in their ability to do so, may negatively impact our operations. Our suppliers’ policies and practices can damage our reputation and the quality and safety of our products. Disputes with significant suppliers, including disputes regarding pricing or performance, could adversely affect our ability to supply products to our customers and could materially and adversely affect our sales, financial condition, and results of operations. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is manufactured from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.
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

We may not be able to increase prices to fully offset inflationary and other pressures on costs, such as raw and packaging materials, labor and distribution costs, which may impact our financial condition or results of operations.
As a manufacturer and distributor of flavor products, we rely on raw materials, packaging materials, plant labor, distribution resources, and transportation providers. We have experienced inflation of commodity and supply chain costs, including the costs of raw materials, packaging materials, labor, energy, fuel, transportation and other inputs necessary for the production and distribution of our products, and we expect inflation to continue in 2026 at a similar level to that experienced in 2025. In addition, many of these materials and costs are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, demand for raw materials, weather, growing and harvesting conditions, climate change, energy costs, currency fluctuations, supplier capacities, governmental actions, import and export requirements, global trade policies (including tariffs and retaliatory measures), armed hostilities (including the ongoing geopolitical conflicts) and other factors beyond our control.
Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, may not be successful. Higher product prices may result in reductions in sales volume. Consumers may be less willing to pay a price differential for our branded products and may increasingly purchase lower-priced offerings, or may forego some purchases altogether, during an economic downturn or times of increased inflationary pressure. To the extent that price increases are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition or operating results may be adversely affected. Furthermore, we may not be able to fully offset any cost increases through our productivity or efficiency initiatives.
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
Changing political and geopolitical conditions, including conflicts and the related implications may negatively impact our operations.
Changes in the political conditions in markets in which we manufacture, sell or distribute our products, as well as changing geopolitical conditions, including conflicts, may be difficult to predict and may adversely affect our business and financial results. Results of elections, referendums, sanctions or other political processes and pressures in certain markets in which our products are manufactured, sold or distributed have created and could continue to create uncertainty regarding how existing governmental policies, laws and regulations may change, including with respect to sanctions, taxes, tariffs, import and export controls and the general movement of goods, materials, services, capital, data and people between countries.
The global economy has been negatively impacted by changing political and geopolitical conditions, including conflicts. Our business, financial condition and results of operations have been impacted in the past and may be impacted in the future by disruptions in the global economy associated with these changes in political and geopolitical conditions. Geopolitical instability has, and could result in, a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions, and could increase the costs, risks and adverse impacts from supply chain and logistical challenges.
The scope and duration of such conflicts are uncertain, rapidly changing, and hard to predict. While we expect the impacts of these conflicts to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time. Further changes in political and geopolitical conditions, including increased trade barriers or restrictions on global trade, could result in, among other things, cyberattacks, supply disruptions, lower consumer demand, and changes to foreign exchange rates and financial markets, any of which may adversely affect our business and supply chain operations. In addition, the effects of these political and geopolitical conditions could also heighten many of the other risk factors described herein.

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
We cannot provide assurance that our disaster recovery plan will address all of the issues we may encounter in the event of a disaster or other unanticipated issue, and our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that a natural disaster, terrorist attack or other catastrophic event were to destroy any part of our facilities or interrupt our operations for any extended period of time, or prevent us from delivering products in a timely manner, our business, financial condition or operating results could be adversely affected.
We may not be able to successfully consummate and manage ongoing acquisition, joint venture and divestiture activities which could have an impact on our results.
From time to time, we may, based on an evaluation of our business portfolio, acquire other businesses and/or divest existing businesses. These acquisitions, such as the additional 25% incremental ownership acquired in McCormick de Mexico on January 2, 2026, joint ventures and divestitures may present financial, managerial and operational challenges, including diversion of management attention from existing businesses, difficulty with integrating or separating personnel and financial and other systems, increased expenses and raw material costs, assumption of unknown liabilities and indemnities, and potential disputes with the buyers or sellers. In addition, we may be required to incur asset impairment charges (including charges related to goodwill and other intangible assets) in connection with acquired businesses, which may reduce our profitability. If we are unable to consummate such transactions, or successfully integrate and grow acquisitions and achieve contemplated revenue synergies and cost savings, our financial results could be adversely affected. Additionally, joint ventures inherently involve a lesser degree of control over business operations, thereby potentially increasing the financial, legal, operational, and/or compliance risks.
An impairment of the carrying value of goodwill or other indefinite-lived intangible assets could adversely affect our results.
As of November 30, 2025, we had approximately $5.3 billion of goodwill and approximately $3.0 billion of other indefinite-lived intangible assets. Goodwill and indefinite-lived intangible assets are initially recorded at fair value and not amortized but are tested for impairment at least annually or more frequently if impairment indicators arise. We test goodwill at the reporting unit level by comparing the carrying value of the net assets of the reporting unit, including goodwill, to the unit's fair value. Similarly, we test indefinite-lived intangible assets by comparing the fair value of those assets to their carrying values. If the carrying values of the reporting unit or indefinite-lived intangible assets exceed their fair value, the goodwill or indefinite-lived intangible assets are considered impaired and reduced to their estimated fair value. Factors that could result in an impairment include a change in revenue growth rates, operating margins, weighted average cost of capital, future economic and market conditions, higher income tax rates, or assumed royalty rates. The impairment of our goodwill or indefinite-lived intangible assets would have a negative impact on our consolidated results of operations.
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
We are exposed to fluctuations in foreign currency in the following main areas: cash flows related to raw material purchases; the translation of foreign currency earnings to U.S. dollars; the effects of foreign currency on loans between subsidiaries and unconsolidated affiliates and on cash flows related to repatriation of earnings of unconsolidated affiliates. We have both translation and transaction exposures to the fluctuation of exchange rates. Translation exposures relate to exchange rate impacts of measuring income statements of foreign subsidiaries that do not use the U.S. dollar as their functional currency. Transaction exposures relate to the impact from input costs that are denominated in a currency other than the local reporting currency and the revaluation of transaction-related working capital balances or loans between subsidiaries and unconsolidated affiliates denominated in currencies other than the functional currency. Historically, weakening of certain foreign currencies versus the U.S. dollar have resulted in significant foreign exchange impacts leading to lower net sales, net earnings and cash flows. Primary exposures include the U.S. dollar versus the Euro, British pound sterling, Chinese renminbi, Canadian dollar, Australian dollar, Polish zloty, Singapore dollar, Swiss franc, and Mexican peso, as well as the Euro versus the British pound sterling and Australian dollar, and Polish zloty. We routinely enter into foreign currency exchange contracts to facilitate managing certain of these foreign currency risks. However, these contracts may not effectively limit or eliminate our exposure to a decline in operating results due to foreign currency exchange changes. Therefore, we cannot provide assurance that future exchange rate fluctuations will not have a negative impact on our business, financial position or operating results.
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
In addition, we could be criticized by those opposed to environmental and sustainability efforts for the scope or nature of our initiatives or goals or for any revisions to these goals. We could also be subjected to negative responses by governmental actors (such as legislation or retaliatory legislative treatment) or consumers (such as boycotts or negative publicity campaigns) that could adversely affect our reputation, business, financial performance and growth.
Climate change and sustainability issues may have an adverse effect on our business, financial condition and results of operations and damage our reputation.
Companies across all industries are facing increasing scrutiny relating to their sustainability policies. If we are unable to meet our goals or evolving investor, industry or stakeholder expectations and standards related to these issues, or if we are perceived to have not responded appropriately to the growing concern for these issues or negative incidents, it could erode customer confidence and customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business or financial condition may be adversely affected. Increased focus and activism on these topics may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of our practices. In particular, these constituencies are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste, and other sustainability concerns. Changing consumer preferences may result in increased demands regarding plastics and packaging materials, including single-use and non-recyclable plastic packaging, and other components of our products and their environmental impact on sustainability; a growing demand for natural or organic products and ingredients; or increased consumer concerns or perceptions (whether accurate or inaccurate) regarding the effects of ingredients or substances present in certain consumer products. These demands could impact the profitability of some of our products or cause us to incur additional costs, to make changes to our operations to make additional commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs or risk.

In addition to environmental issues these constituencies are also focused on social and other governance issues, including matters such as, but not limited to, human capital and social issues. We have established initiatives that extend from individuals to entire communities, including those we serve and, just as importantly, those from which we source. Failure to attract, hire, develop, motivate and retain the best executive and employee talent, especially in light of changing worker expectations and talent marketplace variability regarding flexible and hybrid work models, relating to fostering inclusive culture for all employees could impact our ability to achieve our business objectives and adversely affect our future success.
Concern over climate change, including plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements. Increased regulatory requirements related to environmental causes, and related disclosure rules may result in increased compliance costs or increased costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. Any failure to achieve our goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environmental, human capital, or social issues, or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other sustainability matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation and increase risk of litigation.
Risks Relating to Credit and Capital Markets, Our Credit Rating, Borrowings and Dividends
Increases in interest rates or changes in our credit ratings may negatively impact us.
On November 30, 2025, we had total outstanding variable rate debt of approximately $351.8 million at a weighted-average interest rate of approximately 4.06%. The interest rates under our revolving credit facilities can vary based on our credit ratings. We also regularly access the commercial paper markets for ongoing funding requirements. A downgrade in our credit ratings would increase our borrowing costs and could affect our ability to issue commercial paper. Additionally, disruptions in the commercial paper market or other effects of volatile economic conditions on the credit markets could also reduce the amount of commercial paper that we could issue and raise our borrowing costs. Our policy is to manage our interest rate risk by entering into both fixed and variable rate debt arrangements. We also use interest rate swaps to minimize worldwide financing cost and to achieve a desired mix of fixed and variable rate debt. On November 30, 2025, we had total outstanding fixed to variable interest rate swaps with a notional value of $500 million. We utilize derivative financial instruments to enhance our ability to manage risk, including interest rate exposures that exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instruments. Our use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines. However, our use of these instruments may not effectively limit or eliminate our exposure to changes in interest rates. Therefore, we cannot provide assurance that future credit rating or interest rate changes will not have a material negative impact on our business, financial position or operating results.
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
We have a significant amount of indebtedness outstanding. As of November 30, 2025, our indebtedness of McCormick and its subsidiaries is approximately $4.0 billion. This substantial level of indebtedness could have important consequences to our business, including, but not limited to:

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
Risks Related to Intellectual Property, Information Technology, and Cybersecurity
Our intellectual property rights, and those of our customers, could be infringed, challenged or impaired, and reduce the value of our products and brands or our business with customers.
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
Furthermore, our information technology systems, and the systems of our customers, vendors, suppliers, and other third-party service providers, are subject to cyber-attacks or other security incidents including computer viruses or other malicious codes, phishing attacks, unauthorized access attempts, cyber extortion, business email compromise, deepfake or social engineering schemes, denial of service attacks, hacking, ransomware, or other cyberattacks attempting to exploit vulnerabilities. Cybercriminals have increasingly demonstrated advanced capabilities, such as use of zero-day vulnerabilities, and rapid integration of new technology such as generative artificial intelligence. Such incidents could result in unauthorized access to information including customer, consumer or other company confidential data as well as disruptions to operations. Continued geopolitical conflicts have overall heightened the risk of cyberattacks. We, and the third-parties we do business with, have experienced in the past, and expect to continue to experience, cybersecurity threats and attacks, although to date none had a material impact on our operations or business. To address the risks to our information technology systems and data, we maintain an information security program that includes updating technology, developing security policies and procedures, implementing and assessing the effectiveness of controls, monitoring and routine testing of our information systems, conducting risk assessments of third-party service providers and designing business processes to mitigate the risk of such breaches. We believe that these preventative actions provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks. However, cyber-threats are constantly evolving, are becoming more sophisticated including through the increased adoption of artificial intelligence and are being made by groups of individuals with a wide range of expertise and motives, which increases the difficulty of detecting and successfully defending against them. There can be no assurance that these measures will prevent or limit the impact of a future incident. Moreover, the development and maintenance of these measures require continuous monitoring as technologies change and efforts to overcome security measures evolve and leverage artificial intelligence. Additionally, we rely on services provided by third-party vendors for certain information technology processes and functions, which makes our operations vulnerable to a failure by any one of these vendors to perform adequately or maintain effective internal controls. If we are unable to prevent or adequately respond to and resolve an incident, it may have a material, negative impact on our operations or business reputation, and we may experience other adverse consequences such as loss of assets, remediation costs, litigation, regulatory investigations, and the failure by us to retain or attract customers following such an event.
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
Food products are extensively regulated in most of the countries in which we sell our products. We are subject to numerous laws and regulations relating to the growing, sourcing, manufacturing, storage, labeling, marketing, advertising and distribution of food products, as well as laws and regulations relating to financial reporting requirements, the environment, consumer protection, product design, competition, anti-corruption, privacy, machine learning and artificial intelligence, relations with distributors and retailers, foreign supplier verification, customs and trade laws, including the import and export of products and product ingredients, employment, and health and safety. Changes in global trade policies, including tariffs, have impacted and may continue to impact our financial condition or results of operations. Enforcement of existing laws and regulations, including changes in the enforcement priorities of regulators, changes in legal requirements, and/or evolving interpretations of existing regulatory requirements may result in increased compliance costs and create other obligations, financial or otherwise, that could adversely affect our business, financial condition or operating results. Increased regulatory scrutiny of, and increased litigation involving, product claims and concerns regarding the attributes of food products and ingredients may increase compliance costs and create other obligations that could adversely affect our business, financial condition or operating results. Governments may also impose requirements and restrictions that impact our business, such as labeling disclosures pertaining to ingredients. For example, "Proposition 65, the Safe Drinking Water and Toxic Enforcement Act of 1986," in California exposes all food companies to the possibility of having to provide warnings on their products in that state. If we were required to add warning labels to any of our products or place warnings in locations where our products are sold in order to comply with Proposition 65, the sales of those products and other products of our company could suffer, not only in those locations but elsewhere. We are subject to continued legislative and regulatory developments with respect to food ingredients at the state and federal levels, as well as related changes in consumer expectations and behavior. In April 2025, the Food and Drug Administration (FDA) called on the industry to phase out all “petroleum-based synthetic dyes” from the nation’s food supply, and in May 2025, the Make America Healthy Again (MAHA) Commission published an assessment report discussing factors contributing to chronic childhood disease including diet, environmental exposure, lack of physical activity and healthcare. The MAHA Commission publicly released its strategy report, setting forth certain recommendations for addressing chronic childhood disease, in September 2025. While the effects of these proposals remain uncertain at this time, changes to laws and regulations could impact our business, financial condition and results of operations.
In addition, there are various compliance obligations for companies that process personal data of certain individuals, including such obligations required by the European Union’s General Data Protection Regulation (GDPR), which affects all member states of the European Economic Area, and the California Consumer Privacy Act (CCPA) and other state comprehensive privacy laws. These types of data privacy laws create a range of compliance obligations for companies that process personal data of certain individuals and increases financial penalties for non-compliance. We expect there will continue to be new, and amendments to existing, laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in the U.S. and outside of the U.S. Our efforts to comply with these privacy and data protection laws may not be successful, or may be perceived to be unsuccessful, which could adversely affect our business in the U.S., the European Union and in other countries.
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
We are party to a variety of legal claims and proceedings in the ordinary course of business. In addition, we may be subject to additional kinds of claims in the future, including consumer class actions related to privacy and data security and the overall protection of personal data. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that management’s assessment of the materiality or immateriality of these matters, including any reserves taken in connection with such matters, will be consistent with the ultimate outcome of such claims or proceedings. In the event that management’s assessment of the materiality or immateriality of current claims and proceedings proves inaccurate, or litigation that is material arises in the future, there may be a material adverse effect on our financial condition. Any adverse publicity resulting from allegations made in litigation claims or legal or administrative proceedings (even if untrue) may also adversely affect our reputation. These factors and others could have an adverse impact on our business and financial condition or damage our reputation.
Our international and cross-border operations are subject to additional risks.
We operate our business and market our products internationally. In fiscal year 2025, approximately 39% of our sales were generated in countries other than the U.S. Our international operations are subject to additional risks, including fluctuations in currency values, foreign currency exchange controls, discriminatory fiscal policies, compliance with U.S. and foreign laws, enforcement of remedies in foreign jurisdictions and other economic or political uncertainties. Several countries within the European Union continue to experience sovereign debt and credit issues, which causes more volatility in the economic environment throughout the European Union and the U.K. Additionally, sales in countries other than the U.S., together with finished goods and raw materials imported into the U.S., are subject to risks related to fundamental changes to tax laws as well as the imposition of tariffs, quotas, trade barriers and other similar restrictions. All of these risks could result in increased costs or decreased revenues, which could adversely affect our profitability.
The global nature of our business, changes in tax legislation and the resolution of tax uncertainties create volatility in our effective tax rate.
As a global business, our tax rate from period to period can be affected by many factors, including changes in tax legislation, our global mix of earnings, the tax characteristics of our income, acquisitions and dispositions, adjustments to our reserves related to uncertain tax positions, changes in valuation allowances, and the portion of the income of international subsidiaries that we expect to remit to the U.S. and that will be taxable.
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
The team devotes significant resources to our cybersecurity risk management, which focuses on developing and implementing strategies and processes to protect the confidentiality, integrity, and availability of our assets and those of our consumers, customers and employees and seeks to continually improve our policies and practices to protect our platforms, adapt to changes in regulations, identify potential and emerging security risks such as those due to the increased availability of artificial intelligence and develop mitigation strategies for those risks. As part of this effort, the team periodically benchmarks our practices against the NIST Cyber Security and Privacy Frameworks, and other good practice control methods, which include updating technology, developing data privacy and security policies and procedures, implementing and assessing the effectiveness of controls, monitoring and routine testing of our information systems, conducting risk assessments of third-party service providers, providing data privacy and cybersecurity awareness training to employees and designing business processes to protect private data and mitigate the risk of cybersecurity incidents. We periodically conduct tests on our systems to help discover potential vulnerabilities, which enable improved decision-making and prioritization and promote monitoring and reporting across compliance functions. We believe that these actions provide adequate measures of protection against security breaches and generally reduce our cybersecurity risks, and we have not had a material cybersecurity threat or attack to date.
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
We have an Executive Cybersecurity Steering Committee that is facilitated by our CISO, which is designed to engage business leadership and employ best practices, including ongoing enhancements to governance, risk and compliance. We have adopted governance policies and procedures related to artificial intelligence development, deployment and monitoring. Our internal audit function also performs independent testing on aspects of the operations of our cybersecurity program and the supporting controls based upon its risk-based internal audit plan and reports the results of these audits in its periodic reports to the Audit Committee. Our CISO currently reports to our Chief Information and Digital Officer and is responsible for training and leading a dedicated information security team tasked with protecting data and preventing, identifying, and appropriately addressing cybersecurity threats. The CISO is a Certified Information Systems Security Professional with over 20 years of experience developing and maturing information security programs, including experience with leading privacy, enterprise risk, records management, business continuity and operational risk programs, among others.
ITEM 2. PROPERTIES
Our principal executive offices and primary research facilities are leased and owned, respectively, and are located in suburban Baltimore, Maryland.
The following is a list of our principal manufacturing properties, all of which are owned except for the facilities in Commerce, California; Lakewood, New Jersey; Melbourne, Australia; and Florence, Italy, which are leased. The manufacturing facilities that we own in Guangzhou, Shanghai, and Wuhan, China are each located on land subject to long-term leases:
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
Springfield, Missouri–Consumer and Flavor Solutions
Belcamp, Maryland–Consumer and Flavor Solutions
Canada:
London, Ontario–Consumer and Flavor Solutions
Mexico:
Cuautitlán de Romero Rubio–Consumer and Flavor Solutions (2 principal plants)
San Luis Potosí–Consumer and Flavor Solutions
United Kingdom:
Haddenham, England–Consumer and Flavor Solutions
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

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Common Stock and Common Stock Non-Voting are listed and traded on the New York Stock Exchange (NYSE). Our Common Stock and Common Stock Non-Voting trade under the ticker symbols MKC.V and MKC, respectively. We have disclosed the information related to the dividends declared and paid on our classes of common stock in Note 16 of the accompanying financial statements. The market price of our common stock at the close of business on December 31, 2025 was $68.01 per share for the Common Stock and $68.11 per share for the Common Stock Non-Voting.

The approximate number of holders of our common stock based on record ownership as of December 31, 2025 was as follows:

Title of class	Approximate number of record holders
Common Stock, par value $0.01 per share	1,745
Common Stock Non-Voting, par value $0.01 per share	7,924
The following table summarizes our purchases of Common Stock (CS) and Common Stock Non-Voting (CSNV) during the fourth quarter of 2025:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
September 1, 2025 to September 30, 2025	CS - 19,883 CSNV - 0	$64.39 -	19,883 -	$418 million
October 1, 2025 to October 31, 2025	CS - 15,384 CSNV - 0	$67.12 -	15,384 -	$417 million
November 1, 2025 to November 30, 2025	CS - 51,912 CSNV - 0	$64.81 -	51,912 -	$414 million
Total	CS - 87,179 CSNV - 0	$65.12 -	87,179 -	$414 million
On November 11, 2025, various trusts affiliated with Lawrence Kurzius, former McCormick Chairman, President and CEO who retired from our Board as Executive Chairman on March 26, 2025 and current beneficial owner of more than five percent of the CS of the Company, sold 39,014 shares of McCormick CS as a part of McCormick's authorized share repurchase program for $2,517,964. The repurchase price per share was equal to the average of the high and low trading price of the CSNV on the date McCormick agreed to repurchase the shares.
As of November 30, 2025, approximately $414 million remained of a $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During fiscal 2025, we issued 1,105,409 shares of CSNV in exchange for shares of CS and issued 24,157 shares of CS in exchange for shares of CSNV.
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

McCormick is a global leader in flavor. We manufacture, market, and distribute spices, seasoning mixes, condiments, and other flavorful products to the entire food and beverage industry–retailers, food manufacturers, and foodservice businesses. We manage our business in two operating segments, Consumer and Flavor Solutions, as described in Item 1 of this report.
Our long-term annual growth objectives in constant currency are to increase sales 4% to 6%, increase adjusted operating income 7% to 9%, and increase adjusted earnings per share 9% to 11%. Our actual annual results can vary from our long-term growth objectives.
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
Recent Event
On January 2, 2026 we acquired an additional 25% ownership interest in McCormick de Mexico for a purchase price of $750 million, which increased our ownership to a 75% controlling interest. We believe the acquisition creates opportunities for further growth in the Mexican market and provides a strategic platform for further expansion in Latin America. McCormick de Mexico is a prominent food company in Mexico, with a broad portfolio, including mayonnaise, spices, marmalades, mustard, hot sauce, and tea, sold under McCormick brands.
Executive Summary
In 2025, we achieved net sales growth of 1.7% as compared to 2024 due to the following factors:
•Volume and product mix favorably impacted net sales growth by 1.2%. The Consumer segment experienced favorable volume and product mix of 2.1% and the Flavor Solutions segment experienced unfavorable volume and product mix of 0.2%.
•Pricing favorably impacted net sales by 0.7%.
•Fluctuations in currency rates negatively impacted net sales by 0.2%, Fluctuations in currency rates positively impacted our Consumer segment sales growth by 0.2% and negatively impacted our Flavor Solutions segment sales growth by 0.6%.
Operating income was $1,070.8 million in 2025, compared to $1,060.3 million in 2024, reflecting an increase of 1.0%. Our gross profit margin decreased by 60 basis points primarily driven by increased commodity costs including the impact of tariffs, unfavorable product mix, and increased conversion costs including costs to support capacity for future growth, partially offset by pricing actions and CCI-led cost savings. Selling, general, and administrative (SG&A) expense as a percentage of sales decreased by 70 basis points, primarily driven by lower performance-based employee compensation expense, lower distribution expense, and CCI-led cost savings including SG&A streamlining initiatives, partially offset by increased brand marketing expense. Excluding special charges, adjusted operating income was $1,094.0 million in 2025, reflecting an increase of 2.3% compared to $1,069.8 million in 2024. In constant currency, adjusted operating income increased 2.8%. For further details and a reconciliation of non-GAAP to reported amounts, see the subsequent discussion under the heading "Non-GAAP Financial Measures".

Diluted earnings per share was $2.93 in 2025 and $2.92 in 2024, driven by higher operating income and decreased interest expense, partially offset by an increase in the effective tax rate, higher special charges, a decrease in other income, and a decrease in income from unconsolidated operations. Special charges lowered earnings per share by $0.07 and $0.03 in 2025 and 2024, respectively. Excluding the effects of special charges, adjusted diluted earnings per share was $3.00 in 2025, compared to $2.95 in 2024, representing an increase of 1.7%.
Net cash provided by operating activities was $962.2 million, $921.9 million, and $1,237.3 million in 2025, 2024, and 2023, respectively. In 2025, we continued to have a balanced use of cash for debt repayment, capital expenditures, and the return of cash to shareholders through dividends and share repurchases. We are using our cash to fund shareholder dividends, with annual increases in each of the past 40 years, and to fund capital expenditures and acquisitions. In 2025, the return of cash to our shareholders through dividends and share repurchases was $517.8 million.
A detailed review of our fiscal 2025 performance compared to fiscal 2024 appears in the section titled “Results of Operations – 2025 Compared to 2024.” A detailed review of our fiscal 2024 performance compared to our fiscal 2023 performance is set forth in Part II, Item 7 of our Form 10-K for the fiscal year ended November 30, 2024 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – 2024 Compared to 2023,” which is incorporated herein by reference.
2026 Outlook
Our fiscal 2026 outlook continues to reflect prioritized investments in key categories to sustain our volume trends and drive long-term profitable growth while appreciating the uncertainty of the consumer and macro environment, including global trade policies. Our CCI program is continuing to fuel growth investments while also driving operating margin expansion. Our fiscal 2026 outlook also reflects meaningful contributions from the acquisition of a controlling interest in McCormick de Mexico, which closed on January 2, 2026. Amounts are rounded with percentages calculated from the underlying amounts.

Our outlook for 2026 adjusted operating income and adjusted earnings per share are non-GAAP financial measures that exclude or otherwise adjust for items impacting comparability of financial results. We are unable to reconcile projected adjusted operating income to projected reported operating income because we cannot reasonably predict the amount of special charges, including transaction and integration expenses, during this time period. We expect 2026 transaction and integration expenses to include a step-up in inventory to fair value related to the recent acquisition of an additional 25% ownership interest in McCormick de Mexico. This step-up will be recognized in cost of goods sold as the related inventory is sold.
We are unable to reconcile projected adjusted earnings per share to projected reported earnings per share due to the same factors affecting reported operating income, and because we cannot reasonably predict the amount of the anticipated non-cash gain from remeasuring the previously held equity interest in McCormick de Mexico to fair value.
In 2026, we expect net sales to grow between 13% and 17% compared to 2025, including an 11% to 13% increase as a result of the acquisition of a controlling interest in McCormick de Mexico and a 1% favorable impact from foreign currency rates, or to grow from 1% to 3% on an organic basis. We anticipate that net sales will benefit from favorable volume and product mix and pricing.
In 2026, we expect an increase in adjusted operating income of 16% to 20% compared to 2025, including a 1% favorable impact from foreign currency rates, or to increase by 15% to 19% on a constant currency basis. This anticipated increase in adjusted operating income reflects recovery of adjusted gross margin, accretion from the acquisition of the controlling interest in McCormick de Mexico and cost savings from our CCI program, partially offset by increased commodity costs and an increase in SG&A expense, including performance-based employee compensation expenses and investments aimed at driving volume growth, particularly in brand marketing. We project our brand marketing investments in 2026 to rise by low to mid-teens digits, including the impact from the acquisition of the controlling interest in McCormick de Mexico, compared to 2025.
We estimate that our 2026 adjusted effective tax rate, including the net favorable impact of anticipated discrete tax items, although at a lower amount than in 2025, will be 24.0% as compared to 21.5% in 2025.
Excluding the per share impact of special charges, adjusted diluted earnings per share was $3.00 in 2025. Adjusted diluted earnings per share is projected to range from $3.05 to $3.13 in 2026. We expect adjusted diluted earnings per share to increase by 2% to 5%, which includes a 1% favorable impact from currency rates, or to increase by 1% to 4% on a constant currency basis.
RESULTS OF OPERATIONS—2025 COMPARED TO 2024

	2025	2024
Net sales	$6,840.3	$6,723.7
Percent growth	1.7%	0.9%
Components of percent change in net sales:
Volume and product mix	1.2%	0.3%
Pricing actions	0.7%	0.5%
Divestiture	—%	(0.2)%
Foreign exchange	(0.2)%	0.3%
Sales for 2025 increased by 1.7% from 2024 and by 1.9% on an organic basis (that is, excluding the impact of foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). Pricing actions favorably impacted sales by 0.7%. Favorable volume and product mix increased sales by 1.2% driven by favorable volume and product mix from our Consumer segment of 2.1% offset by unfavorable volume and product mix from our Flavor Solutions segment of 0.2%. Foreign currency rates decreased sales by 0.2%.

	2025	2024
Gross profit	$2,592.2	$2,591.0
Gross profit margin	37.9%	38.5%
Gross profit for 2025 increased by $1.2 million, which is comparable to 2024. Our gross profit margin was 37.9%, a decrease of 60 basis points, driven by increased commodity costs including the impact of tariffs, unfavorable product mix, and increased conversion cost including costs to support capacity for future growth, partially offset by pricing actions and CCI program-led cost savings. Excluding the impact of special charges related to the step up of acquired inventory included in cost of goods sold, adjusted gross margin was 37.9% for 2025.

	2025	2024
Selling, general & administrative expense	$1,500.3	$1,521.2
Percent of net sales	21.9%	22.6%
SG&A expense decreased by $20.9 million in 2025 as compared to 2024, driven primarily by lower performance-based employee compensation expense, lower distribution expense, and CCI-led cost savings including the impact of SG&A streamlining actions, partially offset by increased brand marketing expense and higher selling and marketing costs. SG&A as a percent of net sales decreased by 70 basis points.

	2025	2024
Special charges	$21.1	$9.5
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
During 2025, we recorded $21.1 million of special charges, including transaction and integration expenses. Those expenses consisted principally of $15.9 million of employee severance and related benefits associated with our SG&A streamlining actions, $3.3 million associated with other actions and $1.9 million of transaction and integration costs.
During 2024, we recorded $9.5 million of special charges, consisting principally of $4.5 million associated with the Global Operating Effectiveness program and $5.0 million associated with the transition of a manufacturing facility in EMEA.
Details with respect to the composition of special charges, including transaction and integration expenses, are included in the accompanying notes to our financial statements contained in Item 8 of this report.

	2025	2024
Interest expense	$196.2	$209.4
Other income, net	38.4	47.4
Interest expense decreased by $13.2 million in 2025 compared to the prior year, due to a reduction in average borrowing levels and lower interest rates on borrowings.
Other income, net, decreased by $9.0 million compared to the prior year primarily due to a lower level of interest income driven by lower interest rates and lower non-service cost income associated with our pension and postretirement benefit plans.

	2025	2024
Income from consolidated operations before income taxes	$913.0	$898.3
Income tax expense	195.8	184.0
Effective tax rate	21.4%	20.5%
The effective tax rate for 2025 was 21.4%, compared to 20.5% in 2024, primarily driven by the lower level of net discrete tax benefits recorded for 2025. Specifically, net discrete tax benefits amounted to $27.6 million in 2025, a decrease of $4.1 million from $31.7 million in 2024.
The $27.6 million of net discrete tax benefits for 2025 principally included (i) $10.1 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest, including $5.9 million associated with the expiration of statutes of limitations, (ii) $7.9 million of tax benefits resulting from state tax matters, and related deferred taxes, (iii) a $5.0 million tax benefit resulting from the revaluation of deferred taxes associated with enacted legislation, (iv) $3.6 million of tax benefits resulting from an adjustment to a prior year tax accrual, and related deferred taxes, based on the final return filed, and (v) $1.1 million of excess tax benefits associated with stock compensation.
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
On July 4, 2025, legislation known as the One Big Beautiful Bill Act (OBBBA) was signed into law. The OBBBA makes changes to the United States corporate income tax system, including, among other provisions, the immediate expensing of research and development expenditures, and 100 percent bonus depreciation on qualified property. While we expect certain provisions of the OBBBA to change the timing of cash tax payments related to the current fiscal year and future year periods, we do not expect the legislation to have a material impact on our consolidated financial statements.
See Note 12 of notes to our consolidated financial statements for a more detailed reconciliation of the U.S. federal tax rate with the effective tax rate.

	2025	2024
Income from unconsolidated operations	$72.2	$74.2
Income from unconsolidated operations, which is presented net of the elimination of earnings attributable to non-controlling interests, decreased $2.0 million in 2025, driven by the results of our largest joint venture, McCormick de Mexico, where unfavorable impacts from foreign exchange rates were partially offset by improved operating results. We own 50% of most of our unconsolidated joint ventures. McCormick de Mexico comprised 93% and 95% of the income of our unconsolidated operations in 2025 and 2024, respectively.

The following table outlines the major components of the change in diluted earnings per share from 2024 to 2025.

2024 Earnings per share—diluted	$2.92
Increase in operating income	0.07
Increase in special charges, net of taxes	(0.04)
Decrease in other income	(0.02)
Decrease in income from unconsolidated operations	(0.01)
Decrease in interest expense	0.04
Impact of change in effective income tax rate, excluding taxes on special charges	(0.03)
2025 Earnings per share—diluted	$2.93
Results of Operations—Segments
We measure the performance of our business segments based on operating income, excluding special charges. See Note 15 of notes to our consolidated financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges. In the following discussion, we refer to our previously described measure of segment profit as "Segment operating income."
Consumer Segment

	2025	2024
Net sales	$3,950.3	$3,848.5
Percent growth	2.6%	1.1%
Components of percent change in net sales:
Pricing actions	0.3%	—%
Volume and product mix	2.1%	0.8%
Foreign exchange	0.2%	0.3%

Segment operating income	$734.9	$740.3
Segment operating income margin	18.6%	19.2%
In 2025, sales of our Consumer segment increased by 2.6% as compared to 2024 and increased by 2.4% on an organic basis. Favorable volume and product mix increased sales by 2.1%, driven by growth across all regions. Favorable pricing increased sales by 0.3%. The favorable impact of foreign currency rates increased sales by 0.2% and is excluded from our measure of sales growth of 2.4% on an organic basis.
In the Americas region, Consumer segment sales increased 2.0% in 2025 as compared to 2024 and increased by 2.3% on an organic basis. Unfavorable pricing decreased sales by 0.1%. Favorable volume and product mix increased sales by 2.4% driven by growth across core categories. The unfavorable impact of foreign currency rates decreased sales by 0.3% and is excluded from our measure of sales growth of 2.3% on an organic basis.
In the EMEA region, Consumer segment sales increased 6.0% in 2025 as compared to 2024 and increased by 3.5% on an organic basis. Favorable pricing impacted sales by 2.1%. Favorable volume and product mix increased sales by 1.4% driven by growth in France and Poland. The favorable impact of foreign currency exchange rates increased sales by 2.5% and is excluded from our measure of sales growth of 3.5% on an organic basis.
In the APAC region, Consumer segment sales increased 1.0% in 2025 as compared to 2024 and increased by 1.9% on an organic basis. Favorable pricing impacted sales by 0.2%. Favorable volume and product mix increased sales by 1.7% driven by higher sales to foodservice customers in China. The unfavorable impact from foreign currency rates decreased sales by 0.9% and is excluded from our measure of sales growth of 1.9% on an organic basis.
Segment operating income for our Consumer segment decreased by $5.4 million, or 0.7%, in 2025 as compared to 2024, driven by a decrease in gross profit, partially offset by a decrease in SG&A expense. The decrease in gross profit was driven by unfavorable product mix, increased commodity costs including the impact of tariffs, and increased conversion costs including costs to support increased capacity for future growth, partially offset by higher sales volume, the favorable impact of pricing actions, and CCI-led cost savings. The decrease in SG&A expense was driven by the items described in the consolidated discussion. Segment operating margin decreased by 60 basis points to 18.6%. On a constant currency basis, segment operating income decreased by 0.6%.

Flavor Solutions Segment

	2025	2024
Net sales	$2,890.0	$2,875.2
Percent growth	0.5%	0.7%
Components of percent change in net sales:
Pricing actions	1.3%	1.2%
Volume and product mix	(0.2)%	(0.3)%
Divestiture	—%	(0.5)%
Foreign exchange	(0.6)%	0.3%

Segment operating income	$359.1	$329.5
Segment operating income margin	12.4%	11.5%
Sales of our Flavor Solutions segment increased 0.5% in 2025 as compared to 2024 and increased by 1.1% on an organic basis. Favorable pricing increased sales by 1.3% in 2025 driven by pricing actions in the Americas region. Unfavorable volume and product mix decreased sales by 0.2% driven by the Americas and EMEA regions partially offset by growth in the APAC region. The unfavorable impact of foreign currency rates decreased sales by 0.6% and is excluded from our measure of sales growth of 1.1% on an organic basis.
In the Americas region, Flavor Solutions segment sales increased by 0.5% during 2025 as compared to 2024 and increased by 1.9% on an organic basis. Favorable pricing impacted sales by 2.6%. Unfavorable volume and product mix decreased sales by 0.7%. The unfavorable impact of foreign currency rates decreased sales by 1.4% and is excluded from our measure of sales growth of 1.9% on an organic basis.
In the EMEA region, Flavor Solutions segment sales in 2025 decreased by 2.2% as compared to 2024 and decreased by 4.3% on an organic basis. Unfavorable pricing impacted sales by 2.1%. Unfavorable volume and product mix decreased segment sales by 2.2% driven by the effects of lower sales to packaged food customers. The favorable impact of foreign currency rates increased sales by 2.1% and is excluded from our measure of sales decline of 4.3% on an organic basis.
In the APAC region, Flavor Solutions segment sales increased 6.2% in 2025 as compared to 2024 and increased by 6.7% on an organic basis. Unfavorable pricing impacted sales by 1.9%. Favorable volume and product mix increased sales by 8.6%, driven by growth in China. The unfavorable impact of foreign currency rates decreased sales by 0.5% and is excluded from our measure of sales growth of 6.7% on an organic basis.
Segment operating income for our Flavor Solutions segment increased by $29.6 million, or 9.0%, in 2025 as compared to 2024 driven by an increase in gross profit and lower SG&A expense. The increase in gross profit was driven by the impacts of favorable pricing and CCI-led cost savings, partially offset by increased commodity costs including the impact of tariffs, and conversion costs including costs to support increased capacity for future growth. The decrease in SG&A expense was driven primarily by lower performance-based employee compensation expense, lower distribution expense, and CCI-led cost savings, partially offset by higher selling and marketing costs. Segment operating margin increased by 90 basis points to 12.4%. On a constant currency basis, segment operating income increased by 10.7%.
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

Details with respect to the composition of special charges, including transaction and integration expenses, set forth below are included in Note 2 of the notes to our accompanying consolidated financial statements.
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
A reconciliation of these non-GAAP financial measures to GAAP financial results is provided below:

	2025	2024	2023
Gross profit	$2,592.2	$2,591.0	$2,502.5
Impact of special charges included in cost of goods sold	2.1	—	—
Adjusted gross profit	$2,594.3	$2,591.0	$2,502.5
Gross profit margin(1)	37.9%	38.5%	37.6%
Impact of special charges(1)	—%	—%	—%
Adjusted gross profit margin(1)	37.9%	38.5%	37.6%

Operating income	$1,070.8	$1,060.3	$963.0
Impact of special charges	23.2	9.5	61.2
Adjusted operating income	$1,094.0	$1,069.8	$1,024.2
% increase versus prior year	2.3%	4.5%	11.6%
Operating income margin(2)	15.7%	15.8%	14.5%
Impact of special charges(2)	0.3%	0.1%	0.9%
Adjusted operating income margin(2)	16.0%	15.9%	15.4%

Income tax expense	$195.8	$184.0	$174.5
Impact of special charges	5.5	2.4	14.5
Adjusted income tax expense	$201.3	$186.4	$189.0
Income tax rate(3)	21.4%	20.5%	21.8%
Impact of special charges	0.1%	—%	0.2%
Adjusted income tax rate(3)	21.5%	20.5%	22.0%

Net income	$789.4	$788.5	$680.6
Impact of special charges	17.7	7.1	46.7
Adjusted net income	$807.1	$795.6	$727.3
% increase versus prior year	1.4%	9.4%	6.3%

Earnings per share—diluted	$2.93	$2.92	$2.52
Impact of special charges	0.07	0.03	0.18
Adjusted earnings per share—diluted	$3.00	$2.95	$2.70
% increase versus prior year	1.7%	9.3%	6.7%

(1)	Gross margin, impact of special charges, and adjusted gross profit margin are calculated as gross profit, impact of special charges, and adjusted gross profit as a percentage of net sales for each period presented.
(2)	Operating income margin, impact of special charges, and adjusted operating income margin are calculated as operating income, impact of special charges, and adjusted operating income as a percentage of net sales for each period presented.
(3)
Income tax rate is calculated as income tax expense as a percentage of income from consolidated operations before income taxes. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $936.2 million, $907.8 million, and $859.9 million for the years ended November 30, 2025, 2024, and 2023, respectively.

We are unable to reconcile projected adjusted earnings per share to projected reported earnings per share because our 2026 adjusted earnings per share is a non-GAAP measure that excludes certain elements that will be included in fiscal 2026 GAAP results that cannot be reasonably predicted. Given the recent acquisition date of an additional 25% ownership in McCormick de Mexico on January 2, 2026, we cannot reasonably predict the amount of special charges, including transaction and integration expenses, or the expected non-cash gain associated with remeasuring our previously held equity interest in McCormick de Mexico to fair value.
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
Rates of constant currency and organic growth (decline) follow:

	For the year ended November 30, 2025
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on both a constant currency and organic basis
Net sales:
Consumer segment:
Americas	2.0%	(0.3)%	2.3%
EMEA	6.0%	2.5%	3.5%
APAC	1.0%	(0.9)%	1.9%
Total Consumer	2.6%	0.2%	2.4%
Flavor Solutions segment:
Americas	0.5%	(1.4)%	1.9%
EMEA	(2.2)%	2.1%	(4.3)%
APAC	6.2%	(0.5)%	6.7%
Total Flavor Solutions	0.5%	(0.6)%	1.1%
Total net sales	1.7%	(0.2)%	1.9%

	For the year ended November 30, 2025
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Adjusted operating income:
Consumer segment	(0.7)%	(0.1)%	(0.6)%
Flavor Solutions segment	9.0%	(1.7)%	10.7%
Total adjusted operating income	2.3%	(0.5)%	2.8%

	For the year ended November 30, 2024
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis	Impact of Acquisitions & Divestitures	Percentage change on organic basis
Net sales:
Consumer segment:
Americas	0.6%	(0.1)%	0.7%	—%	0.7%
EMEA	7.3%	3.0%	4.3%	—%	4.3%
APAC	(5.1)%	(1.0)%	(4.1)%	—%	(4.1)%
Total Consumer	1.1%	0.3%	0.8%	—%	0.8%
Flavor Solutions segment:
Americas	1.4%	(0.1)%	1.5%	—%	1.5%
EMEA	(3.5)%	2.4%	(5.9)%	(2.3)%	(3.6)%
APAC	4.1%	(1.0)%	5.1%	—%	5.1%
Total Flavor Solutions	0.7%	0.3%	0.4%	(0.5)%	0.9%
Total net sales	0.9%	0.3%	0.6%	(0.2)%	0.8%

	For the year ended November 30, 2024
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Adjusted operating income:
Consumer segment	0.7%	—%	0.7%
Flavor Solutions segment	14.1%	(0.4)%	14.5%
Total adjusted operating income	4.5%	(0.1)%	4.6%
To present the percentage change in projected 2026 net sales, adjusted operating income, and adjusted earnings per share (diluted) on a constant currency basis, the projected local currency net sales, adjusted operating income, and adjusted net income for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at forecasted exchange rates. These figures are then compared to the 2026 local currency projected results, which are translated into U.S. dollars at the average actual exchange rates in effect during the corresponding months of fiscal year 2025. This comparison determines what the 2026 consolidated U.S. dollar net sales, adjusted operating income, and adjusted earnings per share (diluted) would have been if the relevant currency exchange rates had not changed from those of the comparable 2025 periods.

Projections for the Year Ending November 30, 2026
Percentage change in net sales	13% to 17%
Impact of favorable foreign currency exchange	1%
Percentage change in net sales in constant currency	12% to 16%
Impact of acquisition	11% to 13%
Percentage change in organic net sales	1% to 3%

Percentage change in adjusted operating income	16% to 20%
Impact of favorable foreign currency exchange	1%
Percentage change in adjusted operating income in constant currency	15% to 19%

Percentage change in adjusted earnings per share - diluted	2% to 5%
Impact of favorable foreign currency exchange	1%
Percentage change in adjusted earnings per share - diluted	1% to 4%

LIQUIDITY AND FINANCIAL CONDITION

	2025	2024	2023
Net cash flow provided by operating activities	$962.2	$921.9	$1,237.3
Net cash flow used in investing activities	(255.2)	(269.0)	(260.5)
Net cash flow used in financing activities	(840.9)	(583.1)	(1,184.2)
The primary objective of our financing strategy is to maintain a prudent capital structure that provides the flexibility to pursue our growth objectives. We use a combination of equity and short- and long-term debt. We use short-term debt, primarily in the form of commercial paper, principally to finance ongoing operations, including our requirements for working capital (accounts receivable, prepaid expenses and other current assets, and inventories, less accounts payable, accrued payroll, and other accrued liabilities). We are committed to maintaining investment grade credit ratings.
Our cash flow from operations enables us to fund operating projects and investments that are designed to meet our growth objectives, service our debt, fund or increase our quarterly dividends, fund capital projects and other investments, and make share repurchases, when appropriate. Due to the cyclical nature of a portion of our business, our cash flow from operations has historically been the strongest during the fourth quarter of our fiscal year. Due to the timing of the interest payments on our debt, interest payments are higher in the first and third quarters of our fiscal year.
We believe that our sources of liquidity, which include existing cash balances, cash flows from operations, existing credit facilities, our commercial paper program, and access to capital markets, will provide sufficient liquidity to meet our debt obligations, including any repayment or refinancing of debt, working capital needs, planned capital expenditures, the payment associated with an acquisition and payment of anticipated quarterly dividends for at least the next twelve months.
In the consolidated cash flow statement, the changes in operating assets and liabilities are presented excluding the translation effects of changes in foreign currency exchange rates, as these do not reflect actual cash flows. In addition, in the cash flow statement, the changes in operating assets and liabilities are presented excluding the effect of acquired or disposed operating assets and liabilities, as the cash flow associated with acquisition or disposition of businesses is presented as an investing activity. Accordingly, the amounts in the cash flow statement do not agree with changes in the operating assets and liabilities that are presented in the balance sheet.
The reported values of our assets and liabilities held in non-U.S. subsidiaries and affiliates can be significantly affected by fluctuations in foreign exchange rates between periods. As of November 30, 2025, the exchange rates for the Euro, British pound sterling, Canadian dollar, Mexican peso, Chinese renminbi, Polish zloty, and Australian dollar were higher against the U.S. dollar than on November 30, 2024.
Operating Cash Flow – Operating cash flow was $962.2 million in 2025, $921.9 million in 2024, and $1,237.3 million in 2023. Net income as well as our working capital management, as more fully described below, impacted operating cash flow. In 2025, working capital was impacted by a decreased use of cash associated with inventory offset by a lower source of cash associated with accounts payable. In 2024, the decrease in operating cash flow was primarily driven by higher cash used for working capital, including higher inventory levels and higher employee incentive payments related to the prior year, and the timing of income tax payments partially offset by higher net income. In 2023, the increase was primarily driven by an improvement in cash provided by working capital, which was driven by the lower inventory levels and the lower amount of employee incentive payments associated with the prior year, as well as an increase in dividends received from unconsolidated affiliates. This was partially offset by an increased use of cash associated with accounts payable which partially resulted from our lower level of inventory.
Our working capital management – principally related to inventory, trade accounts receivable, and accounts payable – impacts our operating cash flow. The change in inventory was a moderate source of cash from operations in 2025, a significant use of cash in 2024, and a significant source of cash from operations in 2023. The change in trade accounts receivable was a moderate use of cash in 2025 and 2024, and a source of cash in 2023. The change in accounts payable was a source of cash in 2025, significant source of cash in 2024, and a use of cash in 2023.
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
The following table outlines our cash conversion cycle (in days) over the last three years:

	2025	2024	2023
Cash Conversion Cycle	42	36	40
The increase in CCC in 2025 from 2024 was primarily due to an increase in our days in inventory as a result of inventory management including the impacts of strategic forward purchases and inventory acquired in conjunction with the Jurado acquisition. The decrease in CCC in 2024 from 2023 was primarily due to a reduction in our days in inventory as a result of inventory management based on demand planning.
As more fully described in Note 1 of notes to our consolidated financial statements, we participate in a Supply Chain Financing program (SCF) with several global financial institutions (SCF Banks). Under the SCF, qualifying suppliers may elect to sell their receivables from us to an SCF Bank, enabling participating suppliers to negotiate their receivables sales arrangements directly with the respective SCF Bank. We are not party to those agreements and have no economic interest in a supplier’s decision to sell a receivable. All outstanding amounts related to suppliers participating in the SCF are recorded within the line item 'Trade accounts payable' in our consolidated balance sheets, and the associated payments are included in operating activities in our consolidated cash flow statement. As of November 30, 2025, 2024, and 2023 the amounts due to suppliers participating in the SCF and included in trade accounts payable were approximately $332.1 million, $417.4 million, and $300.5 million, respectively.
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
Investing Cash Flow – Net cash used in investing activities was $255.2 million in 2025, $269.0 million in 2024, and $260.5 million in 2023. Our primary investing cash flows include cash used for capital expenditures as well as cash used in the acquisition of a business. Capital expenditures, including expenditures for capitalized software, were $221.8 million in 2025, $274.9 million in 2024, and $263.9 million in 2023. Cash used for the acquisition of a business was $34.1 million in 2025. We expect 2026 capital expenditures to approximate $275 million.
Financing Cash Flow – Net cash associated with financing activities was a use of cash of $840.9 million in 2025, $583.1 million in 2024, and $1,184.2 million in 2023. The variability between years is principally a result of changes in our net borrowings, share repurchase activity, and dividends, all as described below.
The following table outlines our net borrowing activities:

	2025	2024	2023
Net (decrease) increase in short-term borrowings	$(101.4)	$211.1	(964.6)
Proceeds from issuance of long-term debt, net of debt issuance costs	2.7	494.5	495.3
Repayments of long-term debt	(267.9)	(801.1)	(268.1)
Net cash (used in) net borrowing activities	$(366.6)	$(95.5)	$(737.4)
In 2025, we repaid $267.9 million of long-term debt, including the $250.0 million, 3.25% notes that matured in November 2025.
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

The following table outlines the activity in our share repurchase program:

	2025	2024	2023
Number of shares of common stock	0.5	0.7	0.5
Dollar amount	$34.8	$53.1	$35.7
As of November 30, 2025, $414 million remained of a $600 million share repurchase program that was authorized by our Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During 2025, 2024, and 2023, we received proceeds from exercised stock options of $20.9 million, $17.5 million, and $16.6 million, respectively. We repurchased $13.2 million, $9.0 million, and $10.8 million of common stock during 2025, 2024, and 2023, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.
Our dividend history over the past three years is as follows:

	2025	2024	2023
Total dividends paid	$483.0	$451.0	$418.5
Dividends paid per share	1.80	1.68	1.56
Percentage increase per share	7.1%	7.7%	5.4%
In November 2025, the Board of Directors approved a 6.7% increase in the quarterly dividend from $0.45 to $0.48 per share.
Most of our cash is in our subsidiaries outside of the U.S. We manage our worldwide cash requirements by considering available funds among our subsidiaries through which we conduct our business and the cost effectiveness with which those funds can be accessed. Those balances are generally available without legal restrictions to fund ordinary business operations, capital projects, and future acquisitions. As of November 30, 2025, we have $1.7 billion of earnings from our non-U.S. subsidiaries and joint ventures that are considered indefinitely reinvested. We have not provided any deferred taxes with respect to items such as foreign withholding taxes, other income taxes, or foreign exchange gains or losses with respect to these earnings. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
At November 30, 2025 and 2024, we temporarily used $592.5 million and $509.2 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During the year, our short-term borrowings vary, but are lower at the end of a year or quarter. The average short-term borrowings outstanding for the years ended November 30, 2025, 2024, and 2023 were $1,089.7 million, $1,043.1 million, and $1,121.9 million, respectively. Those average short-term borrowings outstanding for the years ended November 30, 2025, 2024, and 2023 included average commercial paper borrowings of $1,087.2 million, $1,033.8 million, and $1,098.4 respectively. The total average debt outstanding for the years ended November 30, 2025, 2024, and 2023 was $4,878.6 million, $4,966.4 million, and $5,197.8 million, respectively.
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
Our committed revolving credit facilities include a five-year $2.0 billion revolving credit facility, which will expire in May 2030. The current pricing for the five-year credit facility, on a fully drawn basis, is Term SOFR plus 1.125%. The pricing of that credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.50%. Also, in January 2026, we entered into a 364-day $500 million revolving credit facility, which will expire in January 2027. The current pricing for the 364-day credit facility, on a fully drawn basis, is Term SOFR plus 1.125%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.50%.
The provisions of our revolving credit facilities restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. We do not expect that this covenant would limit our access to our revolving credit facilities for the foreseeable future. The terms of those revolving credit facilities are more fully described in Note 5 of the notes to the consolidated financial statements.

We generally use our revolving credit facilities to support our issuance of commercial paper. If the commercial paper market is not available or viable, we could borrow directly under our revolving credit facilities. These facilities are made available by a syndicate of banks, with various commitments per bank. If any of the banks in these syndicates are unable to perform on their commitments, our liquidity could be impacted, which could reduce our ability to grow through funding of seasonal working capital. We engage in regular communication with all banks participating in our credit facilities. During these communications, none of the banks have indicated that they may be unable to perform on their commitments. In addition, we periodically review our banking and financing relationships, considering the stability of the institutions and other aspects of the relationships. Based on these communications and our monitoring activities, we believe our banks will perform on their commitments. In addition to our committed revolving credit facilities, we have uncommitted facilities of $346.9 million as of November 30, 2025 that can be withdrawn based upon the lenders' discretion. See Note 5 of notes to our consolidated financial statements for more details on our financing arrangements.
We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. Our primary obligations include principal and interest payments on our outstanding short-term borrowings and long-term debt. In the next year, our most significant debt service obligation is the maturity of our $500.0 million, 0.90% notes due in February 2026. Detail on these contractual obligations follows:
MATERIAL CASH REQUIREMENTS
The following table reflects a summary of our future material cash requirements as of November 30, 2025:

	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Short-term borrowings	$381.4	$381.4	$—	$—	$—
Long-term debt, including finance leases	3,654.7	509.1	770.2	532.3	1,843.1
Interest payments(a)	834.7	110.4	190.7	224.4	309.2
Total contractual cash obligations	$4,870.8	$1,000.9	$960.9	$756.7	$2,152.3

(a)Interest payments include expected interest payments on long-term debt. Our short-term borrowings, principally consisting of commercial paper, have short-term maturities. See Note 5 of notes to our consolidated financial statements for additional information.
Our other cash requirements at November 30, 2025, include raw material purchases, lease payments, income taxes, and pension and postretirement benefits. We acquire various raw materials to satisfy our obligations to our customers, and these outstanding purchase obligations can fluctuate throughout the year based on our response to varying raw material cycles; however, these commitments generally do not extend past one year. In addition, we also have a series of commercial commitments, largely consisting of standby letters of credit. Our standby letters of credit, leases, and pension and other post-retirement obligations are more fully described in Notes 5, 6, and 10, respectively, of notes to our consolidated financial statements.
On January 2, 2026, we acquired an additional 25% ownership interest in McCormick de Mexico from Grupo Herdez, for $750 million which increased our ownership interest to a 75% controlling interest. The purchase of the additional 25% ownership interest was funded through a combination of cash on hand and commercial paper.
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
PENSION ASSETS AND OTHER INVESTMENTS – We hold investments in equity and debt securities in both our qualified defined benefit pension plans and through a rabbi trust for our nonqualified defined benefit pension plan. Cash contributions to pension plans, including unfunded plans, were $9.2 million in 2025, $10.0 million in 2024, and $9.2 million in 2023. It is expected that the 2026 total pension plan contributions will be approximately $13.0 million. Future increases or decreases in pension liabilities and required cash contributions are highly dependent upon changes in interest rates and the actual return on plan assets. We base our investment of plan assets, in part, on the duration of each plan’s liabilities. Across all of our qualified defined benefit pension plans, approximately 16% of assets are invested in equities, 77% in fixed income investments and 7% in other investments. Assets associated with our nonqualified defined benefit pension plan are primarily invested in corporate-owned life insurance, the value of which approximates an investment mix of 40% in equities and 60% in fixed income investments. See Note 10 of notes to our consolidated financial statements, which provides details on our pension funding.
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
During 2025, the foreign currency translation component in other comprehensive income was principally related to the impact of exchange rate fluctuations on our net investments in our subsidiaries with a functional currency of the Mexican peso, Euro, British pound sterling, Swiss franc, Polish zloty, and Chinese renminbi.
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
The following table summarizes the foreign currency exchange contracts held at November 30, 2025. All contracts are valued in U.S. dollars using year-end 2025 exchange rates and have been designated as hedges of foreign currency transactional exposures, firm commitments, or anticipated transactions.
FOREIGN CURRENCY EXCHANGE CONTRACTS AT November 30, 2025

Currency sold	Currency received	Notional value	Average contractual exchange rate	Fair value
British pound sterling	U.S. dollar	$258.5	1.34	$2.3
Canadian dollar	U.S. dollar	53.2	1.36	1.1
Euro	U.S. dollar	41.2	1.18	0.5
Polish zloty	U.S. dollar	8.4	3.69	(0.1)
U.S. dollar	Australian dollar	81.5	0.65	1.1
Swiss franc	U.S. dollar	82.3	0.79	(0.3)
U.S. dollar	British pound sterling	45.0	1.31	0.4
U.S. dollar	Euro	129.9	1.15	0.5
U.S. dollar	Chinese renminbi	289.4	7.04	0.6
Polish zloty	Euro	11.4	4.34	(0.2)
British pound sterling	Euro	5.8	0.88	—
We had a number of smaller contracts at November 30, 2025 with an aggregate notional value of $11.6 million to purchase or sell other currencies. The aggregate fair value of these contracts was $(0.1) million at November 30, 2025.
At November 30, 2024, we had foreign currency exchange contracts with an aggregate notional value of $1,034.2 million to purchase or sell other currencies. The aggregate fair value of these contracts was $(7.3) million at November 30, 2024.
We also utilized cross currency interest rate swap contracts that are considered net investment hedges.
As of November 30, 2025 and 2024, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at USD Secured Overnight Financing Rate (SOFR) plus 0.907% and pay £194.1 million at three-month GBP SONIA plus 0.859% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP SONIA plus 0.859% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross-currency interest rate swap contracts expire in August 2027.
As of November 30, 2025 and 2024, we also had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at USD SOFR plus 0.684% and pay £184.1 million at GBP SONIA plus 0.574% and (ii) £184.1 million notional value to receive £184.1 million at GBP SONIA plus 0.574% and pay €219.2 million at Euro ESTR plus 0.667%. These contracts expire in April 2030.

Interest Rate Risk – Our policy is to manage interest rate risk by entering into both fixed and variable rate debt arrangements. We are exposed to interest rate volatility, with primary exposures related to movements in U.S. Treasury rates, Secured Overnight Financing Rate (SOFR), and commercial paper rates.
We also use interest rate swaps to minimize financing costs and to achieve a desired mix of fixed and variable rate debt. As of November 30, 2025 and 2024, we had interest rate swap contracts of $500 million and $600 million notional value outstanding, respectively, to receive fixed rate interest and pay variable rate interest. The table that follows provides principal cash flows and related interest rates, excluding the effect of interest rate swaps and the amortization of any discounts or fees, by fiscal year of maturity at November 30, 2025. For foreign currency-denominated debt, the information is presented in U.S. dollar equivalents. Variable interest rates are based on the weighted-average rates of the portfolio at the end of the year presented.
YEARS OF MATURITY AT November 30, 2025

	2026	2027	2028	2029	Thereafter	Total	Fair value
Debt
Fixed rate	$538.7	$759.8	$10.4	$20.7	$2,354.7	$3,684.3	$3,535.5
Average interest rate	1.09%	3.40%	3.45%	1.82%	3.59%
Variable rate	$351.8	$—	$—	$—	$—	$351.8	$351.8
Average interest rate	4.06%	—	—	—	—
The table above displays the debt, including finance leases, by the terms of the original debt instrument without consideration of fair value, interest rate swaps, and any loan discounts or origination fees. Interest rate swaps have the following effects:
•We issued $750 million of 3.40% notes due in 2027 in August 2017. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these $750 million notes at a weighted-average fixed rate of 3.44%. Separately, the fixed interest rate on $250 million of the 3.40% notes due in August 2027 was effectively converted to a variable rate by interest rate swaps through the notes maturity in 2027. Net interest payments are based on USD SOFR plus 0.907% with an effective variable rate of 4.98% as of November 30, 2025.
•We issued $500 million of 2.50% notes due April 15, 2030. Forward treasury lock agreements settled upon issuance of these notes effectively set the interest rate on these $500 million notes at a weighted-average fixed rate of 2.62%. Separately, the fixed interest rate on $250 million of the 2.50% notes due in April 2030 was effectively converted to a variable rate by interest rate swaps through the notes maturity in 2030. Net interest payments are based on USD SOFR plus 0.684% with an effective variable rate of 4.53% as of November 30, 2025.
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

Commodity Risk – We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions, and other factors beyond our control. In 2025, our most significant raw materials were dairy products, pepper, garlic, onion, capsicums (red peppers and paprika), salt, tomato products, sugar, and soybean oil. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, and customer price adjustments. Other than soybean oil hedging transactions used by McCormick de Mexico, we generally have not used derivatives to manage the volatility related to this risk.
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
As of November 30, 2025, we had $5,301.3 million of goodwill recorded in our balance sheet ($3,645.6 million in the Consumer segment and $1,655.7 million in the Flavor Solutions segment). Our fiscal year 2025 impairment testing indicated that the estimated fair values of our reporting units were significantly in excess of their carrying values. Accordingly, we believe that only significant changes in the cash flow assumptions would result in an impairment of goodwill. However, variances between the actual performance of the businesses and the assumptions that were used in developing the estimates of fair value could result in impairment charges in future periods.
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
As of November 30, 2025, we had $3,048.8 million of brand name assets and trademarks recognized in our consolidated balance sheet, and none of the balances exceeded their estimated fair values at that date. Of the $3,048.8 million in brand name assets and trademarks as of November 30, 2025: (i) $2,320.0 million relates to the

French’s, Frank’s RedHot, and Cattlemen’s brand names and trademarks which we group for purposes of our impairment analysis; (ii) $380.0 million relates to the Cholula brand names and trademarks associated with the acquisition of Cholula in November 2020; and (iii) $348.8 million represents various other brand name assets and trademarks with individual carrying values ranging from $0.2 million to $106.4 million. The percentage excess of estimated fair value over respective book values for each of our brand names and trademarks exceeded 20% as of our fourth quarter annual impairment assessment except for three brand names that have an aggregate carrying value of $45.0 million.
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
As of November 30, 2025, the Company had $14.4 million of unrecognized tax benefits, including interest and penalties, recorded in Other long-term liabilities. The amounts ultimately paid upon resolution of audits could differ materially from those previously included in our income tax expense, potentially impacting our tax provision, net income, and cash flows. We have also recorded valuation allowances to reduce our deferred tax assets to the amount that is more likely than not to be realized. In making this assessment, we have considered future taxable income and tax planning strategies, both of which involve a number of estimates, as more fully described in Note 1 of notes to our consolidated financial statements.
Pension Benefits
Pension plan costs require the use of assumptions regarding discount rates, investment returns, projected salary increases, and mortality rates. We review the actuarial assumptions used in our pension benefit reporting annually and compare them with external benchmarks to ensure they accurately reflect our future pension benefit obligations. While we believe these assumptions are appropriate, changes in various factors—such as actual returns on plan assets versus expected returns, as well as projected future rates of return—can affect the pension expense or income recognized. Specifically, a 1% increase or decrease in the actuarial assumption for the discount rate would impact our 2026 pension benefit expense by approximately $0.1 million. Similarly, a 1% increase or decrease in the expected return on plan assets would affect the 2026 pension expense by approximately $9.4 million.
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
We conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). This assessment included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this assessment. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, based on our assessment, we have concluded with reasonable assurance that our internal control over financial reporting was effective as of November 30, 2025.
Our internal control over financial reporting as of November 30, 2025 has been audited by Ernst & Young LLP.

Brendan M. Foley

Chairman, President & Chief Executive Officer

Marcos M. Gabriel

Executive Vice President & Chief Financial Officer

Gregory P. Repas

Vice President & Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on Internal Control Over Financial Reporting

We have audited McCormick & Company, Incorporated’s internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, McCormick & Company, Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of November 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of November 30, 2025 and 2024, the related consolidated income statements, statements of comprehensive income, cash flow statements and statements of shareholders’ equity for each of the three years in the period ended November 30, 2025, and the related notes and the financial statement schedule listed in the Index at item 15(2) and our report dated January 22, 2026 expressed an unqualified opinion thereon.

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
January 22, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of McCormick & Company, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of McCormick & Company, Incorporated (the Company) as of November 30, 2025 and 2024, the related consolidated income statements, statements of comprehensive income, cash flow statements and statements of shareholders’ equity for each of the three years in the period ended November 30, 2025, and the related notes and financial statement schedule listed in the Index at item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended November 30, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of November 30, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 22, 2026 expressed an unqualified opinion thereon.

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

Valuation of Indefinite-lived Intangible Assets

Description of the Matter
At November 30, 2025, the Company's indefinite-lived intangible assets consist of brand names and trademarks with an aggregate carrying value of approximately $3.0 billion. As explained in Note 1 to the consolidated financial statements, these assets are assessed for impairment at least annually using the relief-from-royalty methodology to determine their fair values. If the fair value of any brand name or trademark is less than its carrying amount, an impairment loss is recognized in an amount equal to the difference.

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

Baltimore, Maryland
January 22, 2026

CONSOLIDATED INCOME STATEMENTS

for the year ended November 30 (millions except per share data)	2025	2024	2023
Net sales	$6,840.3	$6,723.7	$6,662.2
Cost of goods sold	4,248.1	4,132.7	4,159.7
Gross profit	2,592.2	2,591.0	2,502.5
Selling, general and administrative expense	1,500.3	1,521.2	1,478.3
Special charges	21.1	9.5	61.2
Operating income	1,070.8	1,060.3	963.0
Interest expense	196.2	209.4	208.2
Other income, net	38.4	47.4	43.9
Income from consolidated operations before income taxes	913.0	898.3	798.7
Income tax expense	195.8	184.0	174.5
Net income from consolidated operations	717.2	714.3	624.2
Income from unconsolidated operations	72.2	74.2	56.4
Net income	$789.4	$788.5	$680.6
Earnings per share–basic	$2.94	$2.94	$2.54
Earnings per share–diluted	$2.93	$2.92	$2.52
See Notes to Consolidated Financial Statements.

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the year ended November 30 (millions)	2025	2024	2023
Net income	$789.4	$788.5	$680.6
Net income attributable to non-controlling interest	6.1	7.5	5.5
Other comprehensive income (loss):
Unrealized components of pension and other postretirement plans	14.3	(24.3)	(3.1)
Currency translation adjustments	123.4	(90.7)	92.5
Change in derivative financial instruments	(6.4)	3.3	(6.8)
Deferred taxes	(3.5)	4.6	8.0
Total other comprehensive income (loss)	127.8	(107.1)	90.6

Comprehensive income	$923.3	$688.9	$776.7
See Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEETS

at November 30 (millions)	2025	2024
Assets
Cash and cash equivalents	$95.9	$186.1
Trade accounts receivable, net of allowances	628.9	587.4
Inventories	1,272.0	1,239.9
Prepaid expenses and other current assets	141.3	125.6
Total current assets	2,138.1	2,139.0
Property, plant and equipment, net	1,448.8	1,413.0
Goodwill	5,301.3	5,227.5
Intangible assets, net	3,293.1	3,318.9
Other long-term assets	1,019.1	971.9
Total assets	$13,200.4	$13,070.3
Liabilities
Short-term borrowings	$381.4	$483.1
Current portion of long-term debt	509.1	265.2
Trade accounts payable	1,259.4	1,238.1
Other accrued liabilities	912.3	896.4
Total current liabilities	3,062.2	2,882.8
Long-term debt	3,105.8	3,593.6
Deferred taxes	835.8	840.5
Other long-term liabilities	428.5	436.6
Total liabilities	7,432.3	7,753.5
Shareholders’ equity
Common stock; 640.0 shares authorized; 14.9 and 15.7 shares issued and outstanding, respectively	582.4	587.6
Common stock non-voting; 640.0 shares authorized; 253.5 and 252.3 shares issued and outstanding, respectively	1,700.8	1,649.6
Retained earnings	3,816.4	3,545.0
Accumulated other comprehensive loss	(363.1)	(491.2)
Total McCormick shareholders’ equity	5,736.5	5,291.0
Non-controlling interests	31.6	25.8
Total shareholders’ equity	5,768.1	5,316.8
Total liabilities and shareholders’ equity	$13,200.4	$13,070.3
See Notes to Consolidated Financial Statements.

CONSOLIDATED CASH FLOW STATEMENTS

for the year ended November 30 (millions)	2025	2024	2023
Operating activities
Net income	$789.4	$788.5	$680.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	231.3	208.8	199.3
Stock-based compensation	46.2	47.4	63.4
Loss on the sale of a business	—	—	1.2
(Gain) loss on sale of assets	—	(2.1)	0.2
Deferred income tax benefit	(6.5)	(30.3)	(5.4)
Income from unconsolidated operations	(72.2)	(74.2)	(56.4)
Changes in operating assets and liabilities (net of effect of businesses acquired and disposed)
Trade accounts receivable	(14.7)	(20.5)	3.4
Inventories	23.9	(125.0)	225.0
Trade accounts payable	1.2	135.1	(68.1)
Other assets and liabilities	(94.2)	(72.6)	109.0
Dividends received from unconsolidated affiliates	57.8	66.8	85.1
Net cash flow provided by operating activities	962.2	921.9	1,237.3
Investing activities
Acquisition of business	(34.1)	—	—
Proceeds from sale of business	—	—	1.0
Capital expenditures (including software)	(221.8)	(274.9)	(263.9)
Other investing activities	0.7	5.9	2.4
Net cash flow used in investing activities	(255.2)	(269.0)	(260.5)
Financing activities
Short-term borrowings (repayments), net	(101.4)	211.1	(964.6)
Long-term debt borrowings	2.7	495.5	496.4
Payment of debt issuance costs	—	(1.0)	(1.1)
Long-term debt repayments	(267.9)	(801.1)	(268.1)
Proceeds from exercised stock options	20.9	17.5	16.6
Taxes withheld and paid on employee stock awards	(13.2)	(9.0)	(10.8)
Common stock acquired by purchase	(34.8)	(53.1)	(35.7)
Dividends paid	(483.0)	(451.0)	(418.5)
Other financing activities	35.8	8.0	1.6
Net cash flow used in financing activities	(840.9)	(583.1)	(1,184.2)
Effect of exchange rate changes on cash and cash equivalents	43.7	(50.3)	40.0
Increase (decrease) in cash and cash equivalents	(90.2)	19.5	(167.4)
Cash and cash equivalents at beginning of year	186.1	166.6	334.0
Cash and cash equivalents at end of year	$95.9	$186.1	$166.6
See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Non-controlling Interests	Total Shareholders’ Equity
Balance, November 30, 2022	17.4	250.6	$2,138.6	$3,022.5	$(480.6)	$18.7	$4,699.2
Net income			—	680.6	—	—	680.6
Net income attributable to non-controlling interest			—	—	—	5.5	5.5
Other comprehensive income (loss), net of tax			—	—	92.0	(1.4)	90.6
Dividends			—	(426.6)	—	—	(426.6)
Stock-based compensation			63.4	—	—	—	63.4
Shares purchased and retired	(0.6)	—	(20.6)	(26.8)	—	—	(47.4)
Shares issued	0.7	—	18.2	—	—	—	18.2
Equal exchange	(0.7)	0.7	—	—	—	—	—
Balance, November 30, 2023	16.8	251.3	$2,199.6	$3,249.7	$(388.6)	$22.8	$5,083.5
Net income			—	788.5	—	—	788.5
Net income attributable to non-controlling interest			—	—	—	7.5	7.5
Other comprehensive income (loss), net of tax			—	—	(102.6)	(4.5)	(107.1)
Dividends			—	(459.1)	—	—	(459.1)
Stock-based compensation			47.4	—	—	—	47.4
Shares purchased and retired	(0.9)	—	(29.6)	(34.1)	—	—	(63.7)
Shares issued	0.8	—	19.8	—	—	—	19.8
Equal exchange	(1.0)	1.0	—	—	—	—	—
Balance, November 30, 2024	15.7	252.3	$2,237.2	$3,545.0	$(491.2)	$25.8	$5,316.8
Net income				789.4	—	—	789.4
Net income attributable to non-controlling interest			—	—	—	6.1	6.1
Other comprehensive income (loss), net of tax			—	—	128.1	(0.3)	127.8
Dividends			—	(491.2)	—	—	(491.2)
Stock-based compensation			46.2	—	—	—	46.2
Shares purchased and retired	(0.6)	—	(24.6)	(26.8)	—	—	(51.4)
Shares issued	0.9	0.1	24.4	—	—	—	24.4
Equal exchange	(1.1)	1.1	—	—	—	—	—
Balance, November 30, 2025	14.9	253.5	$2,283.2	$3,816.4	$(363.1)	$31.6	$5,768.1
See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The financial statements include the accounts of our majority-owned or controlled subsidiaries and affiliates. Intercompany transactions have been eliminated. Investments in unconsolidated affiliates, over which we exercise significant influence, but not control, are accounted for by the equity method. Accordingly, our share of net income or loss from unconsolidated affiliates is included in net income. Certain prior period amounts have been reclassified to conform with the current period presentation.
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

Accounts Payable - Supplier Finance Program
In order to manage our cash flow and related liquidity, we work with our suppliers to optimize our terms and conditions, which include the extension of payment terms. We offer certain suppliers access to a third-party Supply Chain Finance program (SCF) with several global financial institutions (SCF Banks). The terms of our payment obligation are not impacted by a supplier’s participation in the SCF. Under the SCF, qualifying suppliers may elect to sell their receivables from us to a SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the respective SCF Bank. While we are not party to those agreements, the SCF Banks allow the participating suppliers to utilize our creditworthiness in establishing credit spreads and associated costs. This generally provides the suppliers with more favorable terms than they would be able to secure on their own. We have no economic interest in a supplier’s decision to sell a receivable. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with a SCF Bank, the supplier elects which of our individual invoices they sell to the SCF bank. Regardless of whether an individual invoice is sold by the supplier to the SCF Bank, all of our payments to participating suppliers are paid to the SCF Bank on the invoice due date. The SCF Bank pays the supplier on the invoice due date for any invoices that were not previously sold by the supplier to the SCF Bank.
Our current payment terms with our suppliers, which we deem to be commercially reasonable, generally range from zero to 180 days dependent upon their respective industry and geography. All outstanding amounts related to suppliers participating in the SCF are recorded within the line entitled "Trade accounts payable" in our consolidated balance sheets, and the associated payments are included in operating activities within our consolidated cash flow statement.

The following table presents a roll forward of our obligations relating to suppliers participating in the SCF program for the year ended November 30, 2025:

(millions)	2025
Obligation at beginning of year	$417.4
Invoice amounts added	1,124.8
Invoice amounts paid	(1,209.7)
Foreign currency translation and other adjustments	(0.4)
Obligation at end of year	$332.1
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
Revenue Recognition
We manufacture, market, and distribute spices, seasoning mixes, condiments and other flavorful products to the entire food industry—retailers, food manufacturers, and foodservice businesses. Our revenue arrangements generally include a single performance obligation relating to the fulfillment of a customer order, which in some cases is governed by a master sales agreement, for the purchase of our products. We recognize revenue at a point in time when control of the ordered products passes to the customer, which principally occurs either upon shipment or delivery to the customer or upon pick-up by the customer, depending upon terms included in the particular customer arrangement. Revenues are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates and returns, are estimated at the time of sale. All taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by us from a customer for sales, value added and other excise taxes are excluded from net sales. We account for product shipping and handling activities that occur before the customer has obtained control of a good as fulfillment activities (i.e., an expense) rather than as a promised service with costs for these activities recorded within Cost of goods sold. We expense any incremental costs of obtaining a contract when the contract is for a period of one year or less.
Amounts billed and due from our customers are classified as accounts receivable on the balance sheet and require payment on a short-term basis. Our allowance for doubtful accounts represents our estimate of probable non-payments and credit losses in our existing receivables, as determined based on a review of past due balances and other specific account data.

The following table sets forth our net sales by the Americas, Europe, Middle East and Africa (EMEA), and Asia/Pacific (APAC) geographic regions:

(millions)	Americas	EMEA	APAC	Total
2025	$4,867.8	$1,268.5	$704.0	$6,840.3
2024	$4,801.9	$1,239.3	$682.5	$6,723.7
2023	$4,756.9	$1,212.8	$692.5	$6,662.2
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
Significant Judgments
Sales are recorded net of trade and sales incentives and estimated product returns. Known or expected pricing or revenue adjustments, such as trade discounts, rebates or returns, are estimated at the time of sale. Where applicable, future reimbursements are estimated based on a combination of historical patterns and the Company's then-current expectations regarding what was earned through these programs as of the balance sheet date. Key sales terms, such as pricing and quantities ordered, are established on a frequent basis such that most customer arrangements and related incentives have a one-year or shorter duration. Estimates that affect revenue, such as trade incentives and product returns, are monitored and adjusted each period until the incentives or product returns are realized. The adjustments recognized during the years ended November 30, 2025, 2024, and 2023 resulting from updated estimates of revenue for prior year product sales were not significant. The unsettled portion remaining in accrued liabilities for these activities was $228.8 million and $206.4 million at November 30, 2025 and 2024, respectively.
Shipping and Handling
Shipping and handling costs on our products sold to customers related to activities that occur before the customer has obtained control of a good are included in cost of goods sold in the consolidated income statement.
Brand Marketing Support
Total brand marketing support costs, which are included in our consolidated income statement in the line entitled "Selling, general and administrative expense," were $276.7 million, $265.0 million, and $247.1 million for 2025, 2024, and 2023, respectively. Brand marketing support costs include advertising and promotions but exclude trade funds paid to customers for such activities. All trade funds paid to customers are reflected in the consolidated income statement as a reduction of net sales. Promotion costs include public relations, shopper marketing, social marketing activities, general consumer promotion activities and depreciation of assets used in these promotional activities. Advertising costs include the development, production and communication of advertisements through television, digital, print and radio. Development and production costs are expensed in the period in which the advertisement is first run. All other costs of advertising are expensed as incurred. Advertising expense was $225.1 million, $218.8 million, and $198.1 million for 2025, 2024, and 2023, respectively.
Research and Development
Research and development costs are expensed as incurred and are included in our consolidated income statement in the line entitled "Selling, general and administrative expense." Research and development expense was $106.1 million, $102.9 million, and $94.9 million for 2025, 2024, and 2023, respectively.
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
Accounting Pronouncements Adopted in 2023
In March 2020, the FASB issued ASU No. 2020-04 Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting that provides optional expedients for a limited period of time for accounting for contracts, hedging relationships, and other transactions affected by the London Interbank Offered Rate (LIBOR) or other reference rates expected to be discontinued. These optional expedients could be applied from March 2020 through December 31, 2022. In December 2022, the FASB issued ASU No. 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which deferred the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The phase out of LIBOR reference rates occurred at different times and began on January 1, 2022. During 2022 and 2023, we amended our interest rate swaps expiring in November 2025 and August 2027, the cross-currency interest rate swap expiring in August 2027, and our five-year revolving credit facility expiring in July 2026 to no longer use LIBOR. Our adoption of this standard was completed during 2023. There was no material impact to our consolidated financial statements associated with adopting this new standard.
Accounting Pronouncements Adopted in 2023 and 2025
In September 2022, the FASB issued ASU No. 2022-04: Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations that requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a roll-forward of those obligations. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. We met the requirements to disclose the key terms of the programs and information about obligations outstanding effective November 30, 2023. The requirement to include a roll-forward of the obligations is effective for our annual period ending November 30, 2025. We include disclosure regarding the key terms of our program and a roll forward of the obligation outstanding in Note 1. The adoption of the new standard did not have a material impact on our consolidated financial statements.
Accounting Pronouncements Adopted in 2025
In November 2023, the FASB issued ASU No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the position and title of the chief operating decision maker. The guidance also requires interim disclosures related to reportable segment profit or loss and assets that had previously only been disclosed annually. The new standard requirements are effective for our annual period ending November 30, 2025 and interim periods of our fiscal year ending November 30, 2026. We include significant segment expenses and the required disclosure about our chief operating decision maker in Note 15. The adoption of the new standard did not have a material impact on our consolidated financial statements.

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
In November 2024, the FASB issued ASU No. 2024-03: Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40) that requires more detailed disclosure about certain costs and expenses presented in the income statement, including inventory purchases, employee compensation, selling expense and depreciation expense. The guidance is effective for our annual period ending November 30, 2028 and our interim periods during the fiscal year ending November 30, 2029. The guidance does not affect recognition or measurement in our consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06: Intangibles - Goodwill and Other - Internal-Use Software (Topic 350-40): Targeted Improvements to the Accounting for Internal-Use Software that changes the guidance on when to begin capitalizing costs to develop internal-use software. The guidance does not change the types of costs that are capitalizable. The guidance permits prospective adoption for our fiscal year ending November 30, 2028. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025-09: Derivatives and Hedging (Topic 815), Hedge Accounting Improvements that better aligns the hedge accounting model with risk management activities. The guidance is effective for our fiscal year ending November 30, 2028, with early adoption permitted. We are currently evaluating the impact that the new guidance will have on our consolidated financial statements and our date of adoption.
2.  SPECIAL CHARGES
The following is a summary of special charges, including transaction and integration expenses, recognized for the years ended November 30 (in millions):

	2025	2024	2023
Employee severance and related benefits	$15.9	$2.7	$34.4
Other costs	3.3	6.8	26.8
Transaction and integration expenses	1.9	—	—
Special charges	$21.1	$9.5	$61.2
Transaction and integration expenses included in cost of goods sold	2.1	—	—
Total special charges	$23.2	$9.5	$61.2
Special Charges
In our consolidated income statement, we include a separate line item captioned “Special charges” in arriving at our consolidated operating income. Special charges consist of expenses associated with certain actions undertaken to reduce fixed costs, simplify or improve processes, and improve our competitiveness. These charges are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our Chairman, President and Chief Executive Officer. Expenses associated with the approved action are classified as special charges upon recognition and monitored on an ongoing basis through completion. Certain ancillary expenses related to these actions approved by our Management Committee do not qualify for accrual upon approval but are included as special charges as incurred during the course of the actions.
We continue to evaluate changes to our organizational structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
During 2025, we recognized $19.2 million of special charges, consisting of $15.9 million in employee severance and related benefit costs related to global selling, general and administrative streamlining actions approved by our Management Committee and $3.3 million associated with other actions.

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
As of November 30, 2025 and 2024, reserves associated with special charges of $4.7 million and $2.7 million respectively, are included in "Other accrued liabilities" in our consolidated balance sheet.
In 2022, our Management Committee approved the Global Operating Effectiveness (GOE) program. The GOE program included a voluntary retirement plan, which included enhanced separation benefits to certain U.S. employees aged 55 years or older with at least ten years of service to the Company. This voluntary retirement plan commenced in November 2022 and participants were required to submit their notifications by December 30, 2022. The total cost of the GOE program, which was recognized as special charges in our consolidated income statement during the three year period ending November 30, 2024, was $52.9 million, primarily including employee severance and related benefit costs. Special charges recognized during the year ended November 30, 2024 included $4.2 million in severance and related benefit costs and $0.3 million of third-party expenses and other costs. Special charges recognized during the year ended November 30, 2023 included $19.7 million associated with the voluntary retirement plan, $13.4 million of employee severance and related benefit costs and $9.7 million of third-party expenses and other costs.
In 2022, our Management Committee approved an initiative to consolidate our manufacturing operations in the United Kingdom into a net-zero carbon condiments manufacturing and distribution center facility with state-of-the-art technology. These changes to our supply chain operations were implemented to improve profitability by consolidating our operations into a scalable platform while expanding our capacity. The total cost of this initiative was $41.4 million which was recognized as special charges in our consolidated income statement through 2024, including employee severance and related benefit costs, accelerated depreciation, equipment relocation costs, decommissioning and other property related lease exit costs. During 2024, we recognized a reversal of $1.5 million associated with severance and related benefit costs, based on a change in estimate, and $6.5 million in third-party expenses and other costs. During 2023, we recognized $1.6 million in accelerated depreciation and $7.1 million in third party expenses and other costs.
Transaction and Integration Expenses
On March 31, 2025, we purchased substantially all of the assets of Jurado, Inc. (Jurado), a supplier of chili mash located in Las Cruces, New Mexico. The purchase price for Jurado was $38.1 million, including $14.3 million associated with a customary purchase price adjustment and $4.0 million of payments to be made in $2.0 million installments on the first and second anniversary of the acquisition date. The valuation of the acquired assets resulted in $32.3 million allocated to tangible assets acquired, $2.7 million allocated to other intangible assets, and $3.1 million allocated to goodwill, which is deductible for tax purposes. Tangible assets principally consist of $26.4 million of raw material and work-in-process inventory which were valued using a net realizable value approach, resulting in a step-up of $2.1 million that was recognized in cost of goods sold as the related inventory was sold, and property, plant and equipment of $5.8 million. The determination of the fair value of the acquired Jurado assets was finalized during 2025. The results of Jurado’s operations have been included in our financial statements from the date of the acquisition and are not material.
During 2025, we recorded $4.0 million of transaction and integration costs which includes the step-up of acquired Jurado inventory recognized in cost of goods sold of $2.1 million and transaction costs of $1.9 million recognized in special charges.
The following is a summary of special charges by business segments for the years ended November 30 (in millions):

	2025	2024	2023
Consumer segment	$13.6	$3.4	$35.8
Flavor Solutions segment	9.6	6.1	25.4
Total special charges	$23.2	$9.5	$61.2

3.  GOODWILL AND INTANGIBLE ASSETS
The following table displays intangible assets as of November 30:

	2025		2024
(millions)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Definite-lived intangible assets	$546.9	$302.6	$537.5	$262.5
Indefinite-lived intangible assets:
Goodwill	5,301.3	—	5,227.5	—
Brand names and trademarks	3,048.8	—	3,043.9	—
	8,350.1	—	8,271.4	—
Total goodwill and intangible assets	$8,897.0	$302.6	$8,808.9	$262.5
Intangible asset amortization expense was $35.2 million, $35.0 million, and $34.9 million for 2025, 2024, and 2023, respectively. At November 30, 2025, definite-lived intangible assets had a weighted-average remaining life of approximately 8 years.
Amortization expense for the next five years, based on intangible asset balances as of November 30, 2025, is estimated to be as follows:

2026	$35.7
2027	33.9
2028	32.7
2029	28.0
2030	25.9
The changes in the carrying amount of goodwill by segment for the years ended November 30 were as follows:

	2025		2024
(millions)	Consumer	Flavor Solutions	Consumer	Flavor Solutions
Beginning of year	$3,583.1	$1,644.4	$3,609.6	$1,650.5
Acquisition	1.6	1.5	—	—
Foreign currency fluctuations	60.9	9.8	(26.5)	(6.1)
End of year	$3,645.6	$1,655.7	$3,583.1	$1,644.4
4.  INVESTMENTS IN AFFILIATES
Income from unconsolidated operations was $72.2 million, $74.2 million, and $56.4 million in 2025, 2024, and 2023, respectively. Our principal earnings from unconsolidated affiliates are from our 50% interest in McCormick de Mexico. Profit from this joint venture represented 93% of income from unconsolidated operations in 2025 and 95% in both 2024 and 2023.
Summarized annual and year-end information from the financial statements of unconsolidated affiliates representing 100% of the businesses follows:

(millions)	2025	2024	2023
Net sales	$1,233.3	$1,281.5	$1,193.2
Gross profit	504.9	519.3	446.9
Net income	157.6	162.8	124.3
Current assets	$565.2	$497.4	$522.1
Noncurrent assets	134.4	112.7	122.4
Current liabilities	352.1	304.4	336.5
Noncurrent liabilities	8.4	6.9	7.6
Royalty income from unconsolidated affiliates was $35.6 million, $37.0 million, and $35.1 million for 2025, 2024, and 2023, respectively.

On January 2, 2026, we acquired an additional 25% ownership interest in McCormick de Mexico from Grupo Herdez, for a purchase price of $750 million, which increases our ownership to a 75% controlling interest. We believe the acquisition creates opportunities for further growth in the Mexican market and provides a strategic platform for further expansion in Latin America. McCormick de Mexico is a prominent food company in Mexico, with a broad portfolio, including mayonnaise, spices, marmalades, mustard, hot sauce, and tea, sold under McCormick brands.
5.  FINANCING ARRANGEMENTS
Our outstanding debt, including finance leases, was as follows at November 30:

(millions)	2025	2024
Short-term borrowings
Commercial paper	$351.8	$431.3
Other	29.6	51.8
	$381.4	$483.1
Weighted-average interest rate of short-term borrowings at year-end	4.1%	4.7%

Long-term debt
3.25% notes due 11/15/2025	$—	$250.0
0.90% notes due 2/15/2026	500.0	500.0
3.40% notes due 8/15/2027(1)	750.0	750.0
2.50% notes due 4/15/2030(2)	500.0	500.0
1.85% notes due 2/15/2031	500.0	500.0
4.95% notes due 4/15/2033(3)	500.0	500.0
4.70% notes due 10/15/2034(4)	500.0	500.0
4.20% notes due 8/15/2047	300.0	300.0
Other, including finance leases	104.7	119.8
Unamortized discounts, premiums, debt issuance costs and fair value adjustments(5)	(39.8)	(61.0)
	3,614.9	3,858.8
Less current portion	509.1	265.2
	$3,105.8	$3,593.6

(1)Interest rate swaps, settled upon the issuance of these notes, effectively set the interest rate on the $750 million notes at a weighted-average fixed rate of 3.44%. Separately, the fixed interest rate on $250 million of the 3.40% notes due in 2027 is effectively converted to a variable rate by interest rate swaps through 2027. Net interest payments are based on USD SOFR plus 0.907% (previously U.S. three-month LIBOR plus 0.685%) with an effective rate of 4.98% as of November 30, 2025.
(2)Interest rate swaps, settled upon the issuance of these notes, effectively set the interest rate on the $500 million notes at a weighted-average fixed rate of 2.62%. Separately, the fixed interest rate on $250 million of the 2.50% notes due in 2030 is effectively converted to a variable rate by interest rate swaps through 2030. Net interest payments are based on USD SOFR plus 0.684% with an effective rate of 4.53% as of November 30, 2025.
(3)Treasury lock agreements, settled upon issuance of these notes, effectively set the interest rate on these $500 million notes at a weighted-average fixed rate of 5.00%.
(4)Treasury lock agreements, settled upon issuance of these notes, effectively set the interest rate on these $500 million notes at a weighted-average fixed rate of 4.68%.
(5)Includes unamortized discounts, premiums, and debt issuance costs of $(21.1) million and $(26.0) million as of November 30, 2025 and 2024, respectively. Includes fair value adjustment associated with interest rate swaps designated as fair value hedges of $(18.7) million and $(35.0) million as of November 30, 2025 and 2024, respectively.

Maturities of long-term debt, including finance leases, during the fiscal years subsequent to November 30, 2025 are as follows (in millions):

2026	$509.1
2027	759.8
2028	10.4
2029	20.7
2030	511.6
Thereafter	1,843.1
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
In May 2025, we entered into a five-year $2.0 billion revolving credit facility which will expire in May 2030. The current pricing for the five-year credit facility, on a fully drawn basis, is Term Secured Overnight Financing Rate (SOFR) plus 1.125%. The pricing of the revolving credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.50%. Upon entering into the May 2025 five-year $2.0 billion revolving credit facility, we simultaneously cancelled our existing five-year $1.5 billion revolving credit facility which was set to expire in June 2026 and the 364-day $500 million revolving credit facility which was set to expire in August 2025. We previously maintained a 364-day $500 million revolving credit facility that was entered into in June 2023 and expired in June 2024. In the second quarter of 2023, we amended our five-year revolving credit facility expiring in June 2026 to no longer use LIBOR. The pricing for the five-year credit facility, on a fully drawn basis, was Term SOFR plus 1.25% (previously LIBOR plus 1.25%). The pricing of that credit facility was based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.75% (previously LIBOR plus 1.75%). The pricing for the 364-day credit facility, on a fully drawn basis, was Term SOFR plus 1.23%. The pricing of that 364-day credit facility was also based on a credit rating grid that contained a fully drawn maximum pricing of Term SOFR plus 1.60%. These credit facilities require a fee, and commitment fees were $2.2 million, $2.3 million and $2.4 million for 2025, 2024, and 2023, respectively.
Our revolving credit facilities support our commercial paper program and, after $351.8 million was used to support issued commercial paper, we have $1,648.2 million of capacity at November 30, 2025. The provisions of our revolving credit facilities restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. As of November 30, 2025, our capacity under our revolving credit facility was not affected by these covenants. We do not expect that these covenants would limit our access to our revolving credit facility for the foreseeable future.
In addition, we have several uncommitted lines totaling $346.9 million, which have a total unused capacity at November 30, 2025 of $346.9 million. These lines, by their nature, can be withdrawn based on the lenders’ discretion.
In January 2026, we entered into a 364-day $500 million revolving credit facility, which will expire in January 2027. The current pricing for the 364-day credit facility, on a fully drawn basis, is Term SOFR plus 1.125%. The pricing of the credit facility is based on a credit rating grid that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.50%.

We maintain a nonrecourse accounts receivable sale program whereby certain eligible U.S. receivables are sold to third party financial institution in exchange for cash. The program provides us with an additional means for managing liquidity. We account for the transfer of receivables as a sale at the point control is transferred and remove the sold receivables from our consolidated balance sheet. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated cash flow statement. The outstanding amount of receivables sold under this program were approximately $430.0 million and $106.9 million as of November 30, 2025 and 2024, respectively. As collecting agent on the sold receivables, we had $45.4 million and $9.6 million of cash collected that was not yet remitted to the third party financial institution as of November 30, 2025 and 2024, respectively. This obligation is reported within other accrued liabilities on the consolidated balance sheet and within cash flows from financing activities on the consolidated cash flow statement. The incremental costs of factoring receivables under this arrangement were insignificant in 2025, 2024, and 2023.
As of November 30, 2025 and 2024, we had outstanding letters of credit of $64.2 million and $61.5 million, respectively. These letters of credit typically act as a guarantee of payment to certain third parties in accordance with specified terms and conditions. At November 30, 2025, we had no other outstanding guarantees. The unused portion of our letter of credit facility was $13.8 million at November 30, 2025.
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
The following presents the components of our lease expense for the years ended November 30 (in millions):

	2025	2024	2023
Operating lease cost	$77.0	$75.7	$74.6
Finance lease cost:
Amortization of ROU assets	9.1	9.0	9.0
Interest on lease liabilities	3.4	3.7	3.9
Net lease cost (1)	$89.5	$88.4	$87.5

(1) Net lease cost does not include short-term leases or sublease income, both of which are immaterial.

Supplemental balance sheet information related to leases as of November 30 were as follows (in millions):

Leases	Classification	2025	2024
Assets:
Operating lease ROU assets	Other long-term assets	$216.8	$211.0
Finance lease ROU assets	Property, plant and equipment, net	77.5	86.1
Total leased assets		$294.3	$297.1

Liabilities:
Current
Operating	Other accrued liabilities	$58.9	$55.7
Finance	Current portion of long-term debt	9.3	8.8
Non-current
Operating	Other long-term liabilities	167.7	166.6
Finance	Long-term debt	85.7	94.5
Total lease liabilities		$321.6	$325.6
In October 2020, we entered into a non-cancellable synthetic lease to consolidate, as well as expand, our distribution footprint in the mid-Atlantic region. We began to utilize this facility in September 2022. The five-year lease term will expire in November 2027. As of November 30, 2025, the total ROU asset associated with this facility was $34.5 million with a related lease obligation of $35.6 million, of which $17.5 million was included in the other accrued liabilities and $18.1 million was included in other long-term liabilities. As of November 30, 2024, the total ROU asset associated with this building was $50.6 million with a related lease obligation of $52.5 million, of which $16.9 million was included in other accrued liabilities and $35.6 million was included in other long-term liabilities. Rental payments include both a fixed and a variable component. The variable component is based on SOFR plus a margin, based on our credit rating. During the years ended November 30, 2025, 2024, and 2023, we recognized $25.1 million, $28.8 million, and $27.9 million, respectively, of rent expense related to the leased asset. The lease contains options to negotiate a renewal of the lease or to purchase or request the lessor to sell the facility at the end of the lease term. The lease arrangement contains a residual value guarantee of 76.5% of the lessor’s total construction cost, which approximated $310 million. We do not believe it is probable that any material amounts will be owed under these guarantees. Therefore, no amounts related to the residual value guarantees are included in the lease payments used to measure the right-of-use assets and lease liabilities. The lease also contains covenants that are consistent with our revolving credit facility, as disclosed in Note 5.
Our Corporate functions, Americas' leadership, and U.S. staff operate out of our Hunt Valley, Maryland headquarters office building. The 15-year lease for that building began in April 2019 and is recognized as a finance lease. During each of the years ended November 30, 2025, 2024, and 2023, we recognized amortization expense of $8.7 million related to the leased asset. As of November 30, 2025, the total lease obligation associated with this building was $92.4 million, of which $9.0 million was included in the current portion of long-term debt and $83.4 million was included in long-term debt. As of November 30, 2024, the total lease obligation was $100.9 million, of which $8.5 million was included in the current portion of long-term debt and $92.4 million was included in long-term debt.
Information regarding our lease terms and discount rates as of November 30 were as follows:

	2025		2024
	Weighted-average remaining lease term (years)	Weighted-average discount rate	Weighted-average remaining lease term (years)	Weighted-average discount rate
Operating leases	5.5	4.2%	5.2	3.9%
Finance leases	9.3	3.5%	10.2	3.4%

The future maturity of our lease liabilities as of November 30, 2025 were as follows (in millions):

	Operating leases	Finance leases	Total
2026	66.7	12.0	78.7
2027	62.7	12.2	74.9
2028	31.5	12.5	44.0
2029	22.9	12.7	35.6
2030	18.0	13.0	31.0
Thereafter	52.6	56.2	108.8
Total lease payments	254.4	118.6	373.0
Less: Imputed interest	27.8	23.6	51.4
Total lease liabilities	$226.6	$95.0	$321.6

Supplemental cash flow and other information related to leases for the years ended November 30 were as follows (in millions):

	2025	2024	2023
Cash paid for amounts included in the measurements of lease liabilities:
Operating cash flows used for operating leases	$68.3	$66.8	$64.5
Operating cash flows used for finance leases	3.4	3.7	3.9
Financing cash flows used for finance leases	8.4	8.0	7.6
ROU assets obtained in exchange for lease liabilities
Operating leases	$60.0	$47.6	$52.1

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

The following is a summary of the notional amounts of outstanding foreign currency exchange contracts as of November 30, 2025 and 2024:

(millions)	2025	2024
Fair value hedges	$877.3	$818.1
Cash flow hedges	140.9	216.1
Total	$1,018.2	$1,034.2
All of these contracts were designated as hedges of anticipated purchases denominated in a foreign currency or hedges of foreign currency denominated assets or liabilities. Hedge ineffectiveness was not material. All foreign currency exchange contracts outstanding at November 30, 2025 have durations of less than 12 months, including $250.2 million of notional contracts that have durations of less than one month and are used to hedge short-term cash flow funding.
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
We also utilize cross currency interest rate swap contracts that are designated as net investment hedges. Any gains or losses on net investment hedges are included in foreign currency translation adjustments in accumulated other comprehensive loss. Net interest accruals excluded from the assessment of hedge effectiveness are included in earnings as interest expense.
As of November 30, 2025 and 2024, we had cross currency interest rate swap contracts of (i) $250 million notional value to receive $250 million at USD SOFR plus 0.907% and pay £194.1 million at three-month GBP SONIA plus 0.859% and (ii) £194.1 million notional value to receive £194.1 million at three-month GBP SONIA plus 0.859% and pay €221.8 million at three-month Euro EURIBOR plus 0.808%. These cross-currency interest rate swap contracts expire in August 2027. In conjunction with the phase-out of LIBOR, during 2023 we amended the terms of this cross currency swap such that, effective February 15, 2023, we pay and receive at USD SOFR plus 0.907% (previously USD LIBOR plus 0.685%).
As of November 30, 2025 and 2024, we also had cross currency interest rate swap contracts of $250 million notional value to receive $250 million at USD SOFR plus 0.684% and pay £184.1 million at GBP SONIA plus 0.574% and (ii) £184.1 million notional value to receive £184.1 million at GBP SONIA plus 0.574% and pay €219.2 million at Euro ESTR plus 0.667%, both of which expire in April 2030.
Interest Rates
We finance a portion of our operations with both fixed and variable rate debt instruments, primarily commercial paper, notes and bank loans. We utilize interest rate swap agreements to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.

The following is a summary of our outstanding interest rate swaps as of November 30, 2025 and 2024 ($ amounts in millions).

	Fair value hedge of changes in fair value of:
	$250 3.25% notes due 2025	$750 3.40% notes due 2027	$500 2.50% notes due 2030
Notional	$100.0	$250.0	$250.0
Receive rate	3.25%	3.40%	2.50%
Pay rate	SOFR + 1.487%(1)	SOFR + 0.907%(2)	SOFR + 0.684%
Expiration	November 2025	August 2027	April 2030
(1)In 2023, we amended our $100 million interest rate swaps which expired in November 2025 such that, effective February 15, 2023, we paid and received at USD SOFR plus 1.487% (previously U.S. three-month LIBOR plus 1.22%).
(2)In 2023, we amended our $250 million interest rate swaps which expire in August 2027 such that, effective February 15, 2023, we paid and received at USD SOFR plus 0.907% (previously U.S. three-month LIBOR plus 0.685%).
Any unrealized gain or loss on these swaps was offset by a corresponding increase or decrease in the value of the hedged debt. Hedge ineffectiveness was not material.
The following tables disclose the notional amount and fair values of derivative instruments on our consolidated balance sheet:

As of November 30, 2025:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets/Other long-term assets	$—	$—	Other accrued liabilities/Other long-term liabilities	$500.0	$20.8
Foreign exchange contracts	Other current assets	894.6	6.5	Other accrued liabilities	123.6	0.7
Cross currency contracts	Other current assets/Other long-term assets	500.8	8.5	Other accrued liabilities/Other long-term liabilities	511.1	18.1
Total			$15.0			$39.6
As of November 30, 2024:
(millions)	Asset Derivatives			Liability Derivatives
Derivatives	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
Interest rate contracts	Other current assets/Other long-term assets	$—	$—	Other accrued liabilities/Other long-term liabilities	$600.0	$37.9
Foreign exchange contracts	Other current assets	374.4	5.2	Other accrued liabilities	659.8	12.5
Cross currency contracts	Other current assets/Other long-term assets	945.5	36.8	Other accrued liabilities/Other long-term liabilities	—	—
Total			$42.0			$50.4

The following tables disclose the impact of derivative instruments on our consolidated income statement, other comprehensive income (OCI), and accumulated other comprehensive income (AOCI) for the years ended November 30, 2025, 2024, and 2023:

Fair value hedges (millions)
	Income statement location	Expense
Derivative		2025	2024	2023
Interest rate contracts	Interest expense	$(14.1)	$(19.7)	$(17.7)

	Income statement location	Loss recognized in income				Income statement location	Gain recognized in income
Derivative		2025	2024	2023	Hedged Item		2025	2024	2023
Foreign exchange contracts	Other income, net	$(8.6)	$(9.0)	$(16.2)	Intercompany loans	Other income, net	$7.6	$4.0	$15.6

Cash flow hedges (millions)
	Loss recognized in OCI			Income statement location	Gain (loss) reclassified from AOCI
Derivative	2025	2024	2023		2025	2024	2023
Interest rate contracts	$—	$—	$(2.6)	Interest expense, Other income, net	$(0.6)	$(0.6)	$0.1
Foreign exchange contracts	—	(0.1)	(0.7)	Cost of goods sold	(0.6)	1.6	0.2
Total	$—	$(0.1)	$(3.3)		$(1.2)	$1.0	$0.3
The amount of gain or loss recognized in income on the ineffective portion of derivative instruments is not material. For all cash flow and settled interest rate fair value hedge derivatives, the net amount of accumulated other comprehensive income expected to be reclassified into income related to these contracts in the next twelve months is a $0.7 million increase to earnings.

Net investment hedges (millions)
	Gain (loss) recognized in OCI			Income statement location	Gain excluded from the assessment of hedge effectiveness
Derivative	2025	2024	2023		2025	2024	2023
Cross currency contracts	$(46.6)	$19.5	$(18.4)	Interest expense	$10.2	$9.1	$11.2
For all net investment hedges, no amounts have been reclassified out of other comprehensive income (loss). The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.
Concentrations of Credit Risk
We are potentially exposed to concentrations of credit risk with trade accounts receivable and financial instruments. The customers of our Consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. We generally have a large and diverse customer base which limits our concentration of credit risk. At November 30, 2025, we did not have amounts due from any single customer that exceed 10% of consolidated trade accounts receivable. Credit markets are volatile and some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties and generally do not require collateral. We believe that the allowance for doubtful accounts properly recognized trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.
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
•Level 3:   Unobservable inputs that reflect management’s own assumptions.
Our population of assets and liabilities subject to fair value measurements on a recurring basis are as follows:

		Fair value measurements using fair value hierarchy as of November 30, 2025
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$95.9	$95.9	$—
Insurance contracts	131.0	—	131.0
Bonds and money market fund	1.9	1.9	—
Foreign currency derivatives	6.5	—	6.5
Cross currency contracts	8.5	—	8.5
Total	$243.8	$97.8	$146.0
Liabilities:
Interest rate derivatives	$20.8	$—	$20.8
Foreign currency derivatives	0.7	—	0.7
Cross currency contracts	18.1	—	18.1
Total	$39.6	$—	$39.6

		Fair value measurements using fair value hierarchy as of November 30, 2024
(millions)	Fair value	Level 1	Level 2
Assets:
Cash and cash equivalents	$186.1	$186.1	$—
Insurance contracts	129.2	—	129.2
Bonds and money market fund	1.3	1.3	—
Foreign currency derivatives	5.2	—	5.2
Cross currency contracts	36.8	—	36.8
Total	$358.6	$187.4	$171.2
Liabilities:
Interest rate derivatives	$37.9	$—	$37.9
Foreign currency derivatives	12.5	—	12.5
Total	$50.4	$—	$50.4
At November 30, 2025 and 2024, we had no financial assets or liabilities that were subject to a level 3 fair value measurement.
At November 30, 2025 and 2024, the carrying amount of interest rate derivatives, foreign currency derivatives, cross currency contracts, insurance contracts, and bonds and money market fund investments are equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings, and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.
Insurance contracts, bonds, and money market fund investments are comprised of fixed income and equity securities held for certain non-qualified U.S. employee benefit plans and are stated at fair value on the balance sheet. The fair values of insurance contracts and bonds and money market fund investments are based upon the underlying values of the securities in which they are invested and are from quoted market prices from various stock and bond exchanges for similar type assets. The fair values for interest rate derivatives, foreign currency derivatives, and cross currency contracts are based on values for similar instruments using models with market-based inputs.

The carrying amount and fair value of long-term debt, including the current portion, as of November 30 were as follows:

(millions)	2025		2024
	Carrying amount	Fair value	Carrying amount	Fair value
Long-term debt (including current portion)	$3,614.9	$3,505.9	$3,858.8	$3,677.1
Level 1 valuation techniques		3,401.1		3,557.3
Level 2 valuation techniques		104.8		119.8
The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.
9.  ACCUMULATED OTHER COMPREHENSIVE LOSS
The following table sets forth the components of accumulated other comprehensive loss, net of tax where applicable, as of November 30 (in millions):

	2025	2024
Accumulated other comprehensive loss, net of tax where applicable
Foreign currency translation adjustment (1)	$(269.9)	$(392.0)
Unrealized net (loss) gain on foreign currency exchange contracts	(3.2)	2.1
Unamortized value of settled interest rate swaps	(1.1)	(1.6)
Pension and other postretirement costs	(88.9)	(99.7)
	$(363.1)	$(491.2)
(1)During the year ended November 30, 2025, the foreign currency translation adjustment of accumulated other comprehensive loss decreased on a net basis by $122.1 million, inclusive of $46.6 million of unrealized losses associated with net investment hedges. During the year ended November 30, 2024, the foreign currency translation adjustment of accumulated other comprehensive loss increased on a net basis by $86.3 million, inclusive of $19.5 million of unrealized gains associated with net investment hedges. These net investment hedges are more fully described in Note 7.
The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income for the years ended November 30:

(millions)				Affected line items in the consolidated income statement
Accumulated other comprehensive income (loss) components	2025	2024	2023
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$0.6	$0.6	$(0.1)	Interest expense
Foreign exchange contracts	0.6	(1.6)	(0.2)	Cost of goods sold
Total before taxes	1.2	(1.0)	(0.3)
Tax effect	(0.3)	0.2	0.1	Income taxes
Net, after tax	$0.9	$(0.8)	$(0.2)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.4	$0.3	$0.3	Other income, net
Amortization of net actuarial gains(1)	(1.6)	(3.4)	(2.1)	Other income, net
Total before taxes	(1.2)	(3.1)	(1.8)
Tax effect	0.3	0.8	0.4	Income taxes
Net, after tax	$(0.9)	$(2.3)	$(1.4)
(1) This accumulated other comprehensive income (loss) component is included in the computation of total pension expense and total other postretirement expense (refer to Note 10 for additional details).
10.  EMPLOYEE BENEFIT AND RETIREMENT PLANS
We sponsor defined benefit pension plans in the U.S. and certain foreign locations. Additionally, we sponsor defined contribution plans in the U.S. and contribute to defined contribution plans in various locations outside the U.S., including government-sponsored retirement plans. We also provide postretirement medical and life insurance benefits to certain U.S. employees and retirees. We previously froze the accrual of future benefits under certain defined benefit pension plans in the U.S. and certain foreign locations. Although our defined benefit plans in the U.S., United Kingdom, and Canada have generally been frozen, employees who are participants in the plans retained benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plans.

Included in our consolidated balance sheet as of November 30, 2025 on the line entitled "Accumulated other comprehensive loss" was $111.6 million ($88.9 million net of tax) related to net unrecognized actuarial losses that have not yet been recognized in net periodic pension or postretirement benefit cost.
Defined Benefit Pension Plans
The significant assumptions used to determine benefit obligations are as follows as of November 30:

	United States		International
	2025	2024	2025	2024
Discount rate—funded plans	5.5%	5.3%	5.1%	4.7%
Discount rate—unfunded plan	5.4%	5.3%	—%	—%
Salary scale	—%	—%	2.9%	2.9%

The significant assumptions used to determine pension expense for the years ended November 30 are as follows:

	United States			International
	2025	2024	2023	2025	2024	2023
Discount rate—funded plans	5.3%	6.0%	5.4%	4.7%	5.1%	4.5%
Discount rate—unfunded plan	5.3%	6.0%	5.4%	—%	—%	—%
Salary scale	—%	—%	—%	2.9%	2.9%	2.9%
Expected return on plan assets	5.8%	6.3%	6.8%	4.7%	5.2%	4.9%
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
Our pension expense (income) for the years ended November 30 was as follows:

	United States			International
(millions)	2025	2024	2023	2025	2024	2023
Service cost	$1.6	$1.5	$2.0	$0.7	$0.6	$0.6
Interest costs	35.5	37.3	36.1	10.2	10.6	9.9
Expected return on plan assets	(37.2)	(39.6)	(42.3)	(14.3)	(16.1)	(15.1)
Amortization of prior service costs	0.5	0.5	0.5	0.1	0.1	0.1
Amortization of net actuarial loss (gain)	1.1	(0.4)	0.2	(0.1)	(0.3)	(0.1)
Total pension expense (income)	$1.5	$(0.7)	$(3.5)	$(3.4)	$(5.1)	$(4.6)

A roll forward of the benefit obligation, fair value of plan assets and a reconciliation of the pension plans’ funded status as of November 30, the measurement date, follows:

	United States		International
(millions)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$695.0	$645.3	$216.9	$214.0
Service cost	1.6	1.5	0.7	0.6
Interest costs	35.5	37.3	10.2	10.6
Actuarial (gain) loss	(12.4)	56.3	(9.7)	7.8
Benefits paid	(46.4)	(45.4)	(14.2)	(13.5)
Foreign currency impact	—	—	7.2	(2.6)
Benefit obligation at end of year	$673.3	$695.0	$211.1	$216.9
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$670.7	$630.7	$272.4	$267.0
Actual return on plan assets	44.1	76.2	2.3	21.1
Employer contributions	8.3	9.2	0.9	0.8
Benefits paid	(46.4)	(45.4)	(14.2)	(13.5)
Foreign currency impact	—	—	8.0	(3.0)
Fair value of plan assets at end of year	$676.7	$670.7	$269.4	$272.4
Funded status	$3.4	$(24.3)	$58.3	$55.5
Pension plans in which accumulated benefit obligation exceeded plan assets
Projected benefit obligation	$72.3	$116.3	$15.2	$14.7
Accumulated benefit obligation	72.3	113.3	12.7	12.3
Fair value of plan assets	—	38.0	1.9	1.8
The accumulated benefit obligation is the present value of pension benefits (whether vested or unvested) attributed to employee service rendered before the measurement date and based on employee service and compensation prior to that date. The accumulated benefit obligation differs from the projected benefit obligation in that it includes no assumption about future compensation or service levels. The accumulated benefit obligation for the U.S. pension plans was $670.0 million and $692.0 million as of November 30, 2025 and 2024, respectively. The accumulated benefit obligation for the international pension plans was $208.6 million and $214.5 million as of November 30, 2025 and 2024, respectively.
Included in the U.S. in the preceding table is a benefit obligation of $72.3 million and $75.1 million for 2025 and 2024, respectively, related to our Supplemental Executive Retirement Plan (SERP). The assets related to this plan, which totaled $69.5 million and $73.1 million as of November 30, 2025 and 2024, respectively, are held in a rabbi trust and accordingly have not been included in the preceding table.
Amounts recorded in the balance sheet for all defined benefit pension plans as of November 30 consist of the following:

	United States		International
(millions)	2025	2024	2025	2024
Non-current pension asset	$75.6	$54.0	$71.6	$68.4
Accrued pension liability	72.2	78.3	13.3	12.9
Deferred income tax assets	23.8	28.6	4.5	3.8
Accumulated other comprehensive loss, net of tax	68.7	84.8	33.8	31.1

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
The allocations of U.S. pension plan assets as of November 30, by asset category, were as follows:

	Actual		2025
Asset Category	2025	2024	Target
Equity securities	20.3%	22.1%	24.2%
Fixed income securities	73.1%	69.9%	70.6%
Other	6.6%	8.0%	5.2%
Total	100.0%	100.0%	100.0%
The allocations of the international pension plans’ assets as of November 30, by asset category, were as follows:

	Actual		2025
Asset Category	2025	2024	Target
Equity securities	6.6%	7.9%	6.2%
Fixed income securities	88.3%	86.4%	88.4%
Other	5.1%	5.7%	5.4%
Total	100.0%	100.0%	100.0%

The following tables set forth by level, within the fair value hierarchy as described in Note 8, pension plan assets at their fair value as of November 30 for the United States and international plans:

As of November 30, 2025	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$4.5	$4.5	$—
Equity securities:
U.S. equity securities(a)	81.6	—	81.6
International equity securities(b)	48.7	—	48.7
Fixed income securities:
U.S. government/corporate bonds(c)	439.6	—	439.6
High yield bonds(d)	42.6	—	42.6
Insurance contracts(f)	1.2	—	1.2
Total	$618.2	$4.5	$613.7
Investments measured at net asset value(h)
Hedge funds(i)	18.3
Private equity funds(j)	7.1
Private debt funds(k)	10.9
Real estate (l)	22.2
Total investments	$676.7

As of November 30, 2025	International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$4.6	$4.6	$—
International equity securities(b)	17.8	—	17.8
Fixed income securities:
International/government/corporate bonds(e)	223.4	—	223.4
Insurance contracts(f)	14.5	—	14.5
Real estate(g)	9.1	—	9.1
Total investments	$269.4	$4.6	$264.8

As of November 30, 2024	United States
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$4.4	$4.4	$—
Equity securities:
U.S. equity securities(a)	81.2	—	81.2
International equity securities(b)	50.3	—	50.3
Fixed income securities:
U.S./government/ corporate bonds(c)	417.0	—	417.0
High yield bonds(d)	42.9	—	42.9
Insurance contracts(f)	1.2	—	1.2
Total	$597.0	$4.4	$592.6
Investments measured at net asset value(h)
Hedge funds(i)	29.6
Private equity funds(j)	16.8
Private debt funds(k)	8.0
Real estate (l)	19.3
Total investments	$670.7

As of November 30, 2024		International
(millions)	Total fair value	Level 1	Level 2
Cash and cash equivalents	$6.4	$6.4	$—
International equity securities(b)	21.6	—	21.6
Fixed income securities:
International/government/corporate bonds(e)	220.7	—	220.7
Insurance contracts(f)	14.7	—	14.7
Real estate (g)	9.0		9.0
Total investments	$272.4	$6.4	$266.0
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
(g)This category comprises funds investing in real estate investment trusts (REIT). Appropriate benchmarks are the MSCI REALPAC Canada Property Index International holding.
(h)Certain investments that are valued using the net asset value per share (or its equivalent) as a practical expedient have not been classified in the fair value hierarchy. These are included to permit reconciliation of the fair value hierarchy to the aggregate pension plan assets.
(i)This category comprises hedge funds investing in strategies represented in various HFRI Fund Indices. The net asset value is generally based on the valuation of the underlying investment. Limitations exist on the timing from notice by the plan of its intent to redeem and actual redemptions of these funds and generally range from a minimum of one month to several months.
(j)This category comprises private equity, venture capital and limited partnerships. The net asset is based on valuation models of the underlying securities as determined by the general partner or general partner's designee. These valuation models include unobservable inputs that cannot be corroborated using verifiable observable market data. These funds typically have redemption periods of approximately 10 years.
(k)This category comprises limited partnerships funds investing in senior loans, mezzanine and distressed debt. The net asset is based on valuation models of the underlying securities as determined by the general partner or general partner's designee. These valuation models include unobservable inputs that cannot be corroborated using verifiable observable market data. These funds typically have redemption periods of approximately 10 years.
(l)This category comprises private real estate funds. The net asset is based on valuation models of the underlying securities as determined by the general partner or general partner's designee. These valuation models include unobservable inputs that cannot be corroborated using verifiable observable market data. These funds have no redemption restrictions.
For the plans’ hedge funds, private equity funds and private debt funds, we engage an independent advisor to compare the funds’ returns to other funds with similar strategies. Each fund is required to have an annual audit by an independent accountant, which is provided to the independent advisor. This provides a basis of comparability relative to similar assets.
The U.S. pension plans previously held McCormick stock. Dividends paid on these shares were $0.8 million in 2024.
Pension benefit payments in our most significant plans are made from assets of the pension plans. It is anticipated that future benefit payments for the U.S. and international plans for the next 10 fiscal years will be as follows:

(millions)	United States	International
2026	$51.0	$13.1
2027	51.5	13.0
2028	52.0	12.4
2029	52.6	13.7
2030	52.4	14.2
2031-2036	256.5	71.9
U.S. Defined Contribution Retirement Plans
For our U.S. qualified and non-qualified defined contribution retirement plans, we match 100% of a participant’s contribution up to the first 3% of the participant’s eligible compensation, and 66.7% of the next 3% of the participant’s salary. In addition, we make contributions of 3% of the participant's eligible compensation for all U.S. employees who are employed on December 31 of each year. Our contributions charged to expense under all U.S. defined contribution retirement plans were $34.9 million, $34.7 million and $29.7 million in 2025, 2024, and 2023, respectively.

At the participants' election, 401(k) retirement plans held 1.8 million shares of McCormick stock, with a fair value of $122.1 million, at November 30, 2025. Dividends paid on the shares held in the 401(k) retirement plans in 2025 and 2024 were $3.5 million and $3.6 million, respectively.
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
Our other postretirement benefit expense for the years ended November 30 follows:

(millions)	2025	2024	2023
Service cost	$0.8	$0.8	$1.3
Interest costs	2.2	2.4	2.6
Amortization of prior service credits	(0.2)	(0.3)	(0.3)
Amortization of actuarial gains	(2.6)	(2.7)	(2.2)
Postretirement benefit expense	$0.2	$0.2	$1.4
Roll forwards of the benefit obligation, fair value of plan assets and a reconciliation of the plans’ funded status at November 30, the measurement date, follow:

(millions)	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$45.0	$47.1
Service cost	0.8	0.8
Interest costs	2.2	2.4
Participant contributions	2.6	2.8
Actuarial gain	(0.9)	(1.1)
Benefits paid	(6.3)	(7.0)
Benefit obligation at end of year	$43.4	$45.0
Change in fair value of plan assets:
Fair value of plan assets at beginning of year	$—	$—
Employer contributions	3.7	4.2
Participant contributions	2.6	2.8
Benefits paid	(6.3)	(7.0)
Fair value of plan assets at end of year	$—	$—
Other postretirement benefit liability	$43.4	$45.0
Estimated future benefit payments (net of employee contributions) for the next 10 fiscal years are as follows:

(millions)	Retiree medical	Retiree life insurance	Total
2026	$2.7	$1.4	$4.1
2027	2.8	1.3	4.1
2028	2.7	1.3	4.0
2029	2.7	1.3	4.0
2030	2.7	1.2	3.9
2031-2036	12.7	5.4	18.1
The assumed discount rate in determining the benefit obligation was 5.1% and 5.2% for 2025 and 2024, respectively.
For 2025, the assumed annual rate of increase in the cost of covered health care benefits is 13.8% (7.6% last year). It is assumed to decrease gradually to 4.5% in the year 2034 (4.5% in 2034 last year) and remain at that level thereafter.
11.  STOCK-BASED COMPENSATION
We have four types of stock-based compensation awards: restricted stock units (RSUs), stock options, and company stock awarded as part of our long-term performance plan (LTPP) and price-vested stock options. Total stock-based compensation expense for 2025, 2024, and 2023 was $46.2 million, $47.4 million and $63.4 million, respectively. Total unrecognized stock-based compensation expense related to our RSUs and stock options at November 30, 2025 was $26.9 million and the weighted-average period over which this will be recognized is 1.8 years. Total unrecognized stock-based compensation expense related to our LTPP is variable in nature and is dependent on the Company's execution against established performance metrics under performance cycles related to this plan. All stock-based compensation expense related to our price-vested stock options was fully recognized as of November 30, 2023. As of November 30, 2025, we have 4.6 million shares of common stock remaining available for future issuance under our stock-based compensation programs.
The following summarizes the key terms, a summary of activity, and the methods of valuation for each of our stock-based compensation awards.
RSUs
RSUs are valued at the market price of the underlying stock, discounted by foregone dividends, on the date of grant. Substantially all of the RSUs granted vest over a three-year term or, if earlier, upon the retirement eligibility date of the holder.
A summary of our RSU activity for the years ended November 30 follows:

(shares in thousands)	2025		2024		2023
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	533	$73.68	494	$76.94	480	$77.62
Granted	543	74.56	282	72.77	264	77.53
Vested	(250)	77.11	(214)	79.13	(225)	78.16
Forfeited	(55)	74.63	(29)	79.73	(25)	85.21
Outstanding—end of year	771	$73.11	533	$73.68	494	$76.94
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
The per share weighted-average fair value for all options granted was $17.63 and $19.35 in 2024 and 2023, respectively. No stock option awards were granted during 2025. These fair values were computed using the following range of assumptions for the years ended November 30:

	2024	2023
Risk-free interest rates	4.1% - 5.5%	3.5% - 4.9%
Dividend yield	2.3%	1.9%
Expected volatility	22.8%	21.8%
Expected lives	7.1 years	7.3 years
Under our stock option plans, we may issue shares on a net basis at the request of the option holder. This occurs by netting the option cost in shares from the shares exercised.

A summary of our stock option activity for the years ended November 30 follows:

(shares in millions)	2025		2024		2023
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Beginning of year	6.1	$72.25	5.3	$70.43	4.8	$67.08
Granted	—	—	1.2	72.88	0.9	81.79
Exercised	(0.4)	50.28	(0.3)	45.69	(0.3)	47.86
Forfeited	(0.2)	72.11	(0.1)	84.00	(0.1)	87.11
Outstanding—end of year	5.5	73.92	6.1	72.25	5.3	70.43
Exercisable—end of year	4.7	$73.54	4.4	$69.91	4.0	$64.74
As of November 30, 2025, the intrinsic value (the difference between the exercise price and the market price) for options currently outstanding was $21.5 million and for options exercisable was $21.3 million. At November 30, 2025 the differences between options outstanding and options expected to vest and their related weighted-average exercise prices, aggregate intrinsic values, and weighted-average remaining lives were not material. The total intrinsic value of all options exercised during the years ended November 30, 2025, 2024, and 2023 was $11.0 million, $10.7 million, and $11.3 million, respectively.
A summary of our stock options outstanding and exercisable at November 30, 2025 follows:

(shares in millions)	Options outstanding			Options exercisable
Range of exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price	Shares	Weighted- average remaining life (yrs.)	Weighted- average exercise price
$48.00 - $65.00	1.2	1.4	$50.50	1.2	1.4	$50.50
$65.01 - $82.00	2.9	6.4	74.82	2.1	5.7	74.31
$82.01 - $99.00	1.4	5.2	92.81	1.4	5.2	92.81
	5.5	5.0	$73.92	4.7	4.4	$73.54
LTPP
LTPP awards granted in 2025, 2024, and 2023 will be delivered in company stock, with the award attainment calculated as a percentage of target based on a combination of a performance-based component and a market-based total shareholder return. These awards are valued based on the fair value of the underlying stock and the estimated fair value associated with the total shareholder return on the date of grant.
A summary of the LTPP award activity for the years ended November 30 follows:

(shares in thousands)	2025		2024		2023
	Shares	Weighted- average price	Shares	Weighted- average price	Shares	Weighted- average price
Beginning of year	539	$83.45	474	$94.34	451	$106.32
Granted	177	86.92	192	66.49	167	89.00
Vested	(206)	95.00	(181)	98.30	(176)	86.14
Performance adjustment	53	89.00	73	95.00	61	98.30
Forfeited	(40)	80.03	(19)	84.71	(29)	92.31
Outstanding—end of year	523	$80.88	539	$83.45	474	$94.34
Price-Vested Stock Options
In November 2020, we granted approximately 2,482,000 price-vested stock options to certain employees. The price-vested stock options were granted with an exercise price of $93.49 which was equal to the market price of our stock on the date of grant. The price-vested options were not exercisable until a three year service condition was achieved, and were exercisable after that time period only if the average closing price of our stock price was equal to or exceeded thresholds of 60%, 80% or 100% appreciation from the exercise price for 30 consecutive trading days within a five-year period from the date of grant. The market conditions were not met in the five-year period from the date of grant and all price-vested options were forfeited in November 2025.

The following is a summary of our Price-Vested Stock Options activity for the years ended November 30:

(shares in thousands)	2025		2024		2023
	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Beginning of year	2,055	$9.40	2,055	$9.40	2,107	$9.40
Forfeited	(2,055)	9.40	—	—	(52)	9.40
Outstanding—end of year	—	$—	2,055	$9.40	2,055	$9.40
12. INCOME TAXES
The provision for income taxes for the years ended November 30 consists of the following:

(millions)	2025	2024	2023
Income taxes
Current
Federal	$76.6	$103.0	$82.4
State	17.0	16.6	15.1
International	108.7	94.7	82.4
	202.3	214.3	179.9
Deferred
Federal	2.6	(15.2)	(2.2)
State	(9.6)	(6.3)	2.7
International	0.5	(8.8)	(5.9)
	(6.5)	(30.3)	(5.4)
Total income tax expense	$195.8	$184.0	$174.5
The components of income from consolidated operations before income taxes for the years ended November 30 follow:

(millions)	2025	2024	2023
Pretax income
United States	$620.4	$634.8	$569.6
International	292.6	263.5	229.1
	$913.0	$898.3	$798.7
A reconciliation of the U.S. federal statutory rate with the effective tax rate for the years ended November 30 follows:

	2025	2024	2023
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefits	0.7	0.9	1.9
International tax at different effective rates	0.7	0.6	0.3
U.S. tax on remitted and unremitted earnings	2.1	1.8	0.9
Changes in prior year tax contingencies	(1.1)	(1.4)	(0.8)
Legal entity reorganization	—	(2.3)	—
Valuation allowances	—	0.7	(0.4)
U.S. research credits	(1.4)	(1.3)	(1.5)
Other, net	(0.6)	0.5	0.4
Total	21.4%	20.5%	21.8%

Deferred tax assets and liabilities are comprised of the following as of November 30:

(millions)	2025	2024
Deferred tax assets
Employee benefit liabilities	$39.4	$48.9
Other accrued liabilities	37.9	36.0
Inventory	17.9	18.3
Tax loss and credit carryforwards	76.4	69.0
Lease liabilities	10.9	10.6
Research expenditures	86.3	64.0
Other	27.8	28.0
Valuation allowance	(41.1)	(33.5)
	255.5	241.3
Deferred tax liabilities
Depreciation	107.7	96.8
Intangible assets	852.1	849.5
Lease ROU assets	20.0	16.1
Other	12.6	19.7
	992.4	982.1
Net deferred tax liability	$(736.9)	$(740.8)
At November 30, 2025, we have tax loss carryforwards of $166.5 million. Of these carryforwards, $4.9 million expire in 2026, $13.8 million from 2027 through 2028, $35.5 million from 2029 through 2042, and $112.3 million may be carried forward indefinitely. At November 30, 2025, we also have U.S. foreign tax credit carryforwards of $32.5 million. Of these carryforwards, $6.4 million expires in 2030, $8.1 million from 2031 through 2032, and $18.0 million from 2033 through 2035.
A valuation allowance has been provided to cover deferred tax assets that are not more likely than not realizable. The net increase of $7.6 million in the valuation allowance from November 30, 2024 to November 30, 2025 resulted primarily from the net increase of valuation allowances for net operating losses and other tax attributes in the U.S. and certain non-U.S. jurisdictions.
Income taxes are not provided for unremitted earnings of our non-U.S. subsidiaries and joint ventures where our intention is to reinvest those earnings indefinitely. As of November 30, 2025, we have $1.7 billion of earnings that are considered indefinitely reinvested. We have not provided any deferred taxes with respect to items such as foreign withholding taxes, other income taxes, or foreign exchange gain or loss with respect to those earnings. It is not practicable for us to determine the amount of unrecognized tax expense on these reinvested international earnings.
The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended November 30:

(millions)	2025	2024	2023
Balance at beginning of year	$17.8	$24.0	$25.1
Additions for current year tax positions	2.9	4.4	3.9
Additions for prior year tax positions	0.1	—	1.3
Reductions of prior year tax positions	(4.0)	—	(3.6)
Statute expirations	(4.6)	(10.5)	(1.3)
Settlements	—	—	(1.3)
Foreign currency translation	0.1	(0.1)	(0.1)
Balance at November 30	$12.3	$17.8	$24.0
As of November 30, 2025, 2024, and 2023, if recognized, $12.3 million, $17.8 million, and $24.0 million, respectively, of the unrecognized tax benefits would affect the effective rate.
We record interest and penalties on income taxes in income tax expense. We recognized interest and penalty expense (benefit) of $(0.8) million, $(0.9) million, and $(0.5) million in 2025, 2024, and 2023, respectively. As of November 30, 2025 and 2024, we had accrued $2.1 million and $2.9 million, respectively, of interest and penalties related to unrecognized tax benefits.
Tax settlements or statute of limitation expirations could result in a change to our uncertain tax positions. We believe that the reasonably possible total amount of unrecognized tax benefits as of November 30, 2025 that could decrease in the next 12 months as a result of various statute expirations, audit closures and/or tax settlements would not be material.
We file income tax returns in the U.S. federal jurisdiction and various state and non-U.S. jurisdictions. The open years subject to tax audits vary depending on the tax jurisdictions. In the U.S federal jurisdiction, we are no longer subject to income tax audits by taxing authorities for years before 2022. In other major jurisdictions, we are no longer subject to income tax audits by taxing authorities for years before 2014.
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
The reconciliation of shares outstanding used in the calculation of basic and diluted earnings per share for the years ended November 30 follows:

(millions)	2025	2024	2023
Average shares outstanding—basic	268.5	268.5	268.4
Effect of dilutive securities:
Stock options/RSUs/LTPP	0.9	1.1	1.4
Average shares outstanding—diluted	269.4	269.6	269.8
The following table sets forth the stock options and RSUs for the years ended November 30 which were not considered in our earnings per share calculation since they were antidilutive:

(millions)	2025	2024	2023
Antidilutive securities	3.5	3.4	2.2
14.  COMMITMENTS AND CONTINGENCIES
During the normal course of our business, we are involved with various claims and litigation. Reserves are established in connection with such matters when a loss is probable and the amount of such loss can be reasonably estimated. At November 30, 2025 and 2024, no material reserves were recorded. The determination of probability and the estimation of the actual amount of any such loss are inherently unpredictable, and it is therefore possible that the eventual outcome of such claims and litigation could exceed the estimated reserves, if any. However, we do not expect the outcome of the matters currently pending will have a material adverse effect on our financial statements.

15.  BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
Business Segments
We operate in two business segments: Consumer and Flavor Solutions. The Consumer and Flavor Solutions segments manufacture, market and distribute herbs, spices, seasoning mixes, condiments and other flavorful products throughout the world. Our Consumer segment sells to retail channels, including grocery, mass merchandise, warehouse clubs, discount and drug stores, and e-commerce under the “McCormick” brand and a variety of brands around the world, including “French's,” “Frank's RedHot,” “Lawry’s,” “Zatarain’s,” “Simply Asia,” “Thai Kitchen,” “Ducros,” “Vahiné,” "Cholula," “Schwartz,” “Club House,” “Kamis,” "DaQiao," "La Drogheria," "Stubb's," "OLD BAY," and "Gourmet Garden." Our Flavor Solutions segment sells to food manufacturers and the foodservice industry both directly and indirectly through distributors, with the exception of our businesses in China where foodservice sales are managed by and reported in our Consumer segment.

Our CODM is our Chairman, President & Chief Executive Officer. Our CODM uses operating income excluding special charges and transaction and integration expenses related to our acquisitions to manage segment performance and allocate resources across segments and considers variances of actual performance to our annual budget and periodic forecasts as well as year over year performance when making decisions. Special charges and transaction and integration expenses are excluded from operating income in our internal reporting to the CODM as this activity is managed separately from the business segments. Activity related to special charges, including transaction and integration expenses, is described in Note 2. Transaction and integration expenses include the amortization of the acquisition-date fair value adjustment of inventories included in cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the businesses

Although the segments are managed separately due to their distinct distribution channels and marketing strategies, manufacturing and warehousing are often integrated to maximize cost efficiencies. As a result, jointly utilized assets, including fixed assets, and depreciation and amortization expense are not maintained by individual segment. Depreciation and amortization expense is allocated to the segments except for amounts that are recognized in interest.

We have a large number of customers for our products. Sales to one of our Consumer segment customers, Wal-Mart Stores, Inc., accounted for approximately 12% of consolidated sales in 2025, 2024, and 2023. Sales to one of our Flavor Solutions segment customers, PepsiCo, Inc., accounted for approximately 12%, 13%, and 13% of consolidated sales in 2025, 2024, and 2023, respectively.
Accounting policies for measuring segment operating income and assets are consistent with those described in Note 1. Because of integrated manufacturing for certain products within the segments, products are not sold from one segment to another but rather inventory is transferred at cost. Inter-segment transfers are not material. Corporate assets include cash, deferred taxes, investments, and certain fixed assets.

Business Segment Results

(millions)	Consumer	Flavor Solutions	Total segments	Corporate & other	Total
2025
Net sales	$3,950.3	$2,890.0	$6,840.3	$—	$6,840.3
Cost of goods sold excluding special charges	2,187.4	2,058.6	4,246.0	—	4,246.0
SG&A expense	1,028.0	472.3	1,500.3	—	1,500.3
Operating income excluding special charges	734.9	359.1	1,094.0	—	1,094.0
Income from unconsolidated operations	68.7	3.5	72.2	—	72.2
Assets	—	—	12,511.6	688.8	13,200.4
Capital expenditures	—	—	176.4	45.4	221.8
Depreciation and amortization	—	—	227.2	4.1	231.3
2024
Net sales	$3,848.5	$2,875.2	$6,723.7	$—	$6,723.7
Cost of goods sold	2,074.2	2,058.5	4,132.7	—	4,132.7
SG&A expense	1,034.0	487.2	1,521.2	—	1,521.2
Operating income excluding special charges	740.3	329.5	1,069.8	—	1,069.8
Income from unconsolidated operations	71.2	3.0	74.2	—	74.2
Assets	—	—	12,359.4	710.9	13,070.3
Capital expenditures	—	—	234.1	40.8	274.9
Depreciation and amortization	—	—	204.7	4.1	208.8
2023
Net sales	$3,807.3	$2,854.9	$6,662.2	$—	$6,662.2
Cost of goods sold	2,044.4	2,115.3	4,159.7	—	4,159.7
SG&A expense	1,027.4	450.9	1,478.3	—	1,478.3
Operating income excluding special charges	735.5	288.7	1,024.2	—	1,024.2
Income from unconsolidated operations	54.7	1.7	56.4	—	56.4
Assets	—	—	12,233.1	629.2	12,862.3
Capital expenditures	—	—	234.9	29.0	263.9
Depreciation and amortization	—	—	194.8	4.5	199.3

A reconciliation of cost of goods sold excluding special charges and operating income excluding special charges to cost of goods sold and operating income for 2025, 2024, and 2023 is as follows:

(millions)	Consumer	Flavor Solutions	Total
2025
Cost of goods sold excluding special charges	$2,187.4	$2,058.6	$4,246.0
Special charges	1.3	0.8	2.1
Cost of goods sold	$2,188.7	$2,059.4	$4,248.1
Operating income excluding special charges	$734.9	$359.1	$1,094.0
Less: Special charges	13.6	9.6	23.2
Operating income	$721.3	$349.5	$1,070.8

2024
Operating income excluding special charges	$740.3	$329.5	$1,069.8
Less: Special charges	3.4	6.1	9.5
Operating income	$736.9	$323.4	$1,060.3

2023
Operating income excluding special charges expenses	$735.5	$288.7	$1,024.2
Less: Special charges	35.8	25.4	61.2
Operating income	$699.7	$263.3	$963.0

Total segment operating income as disclosed in the preceding table represents our consolidated operating income. The reconciliation of that operating income to income from consolidated operations before income taxes, which includes interest expense and other income, net is presented on the consolidated income statement.
Geographic Areas
We have net sales and long-lived assets in the following geographic areas:

(millions)	United States	EMEA	Other countries	Total
2025
Net sales	$4,168.3	$1,268.5	$1,403.5	$6,840.3
Long-lived assets	8,016.0	1,196.2	831.0	10,043.2
2024
Net sales	$4,103.9	$1,239.3	$1,380.5	$6,723.7
Long-lived assets	8,017.9	1,117.0	824.5	9,959.4
2023
Net sales	$4,083.8	$1,212.8	$1,365.6	$6,662.2
Long-lived assets	7,946.1	1,138.6	856.8	9,941.5
Long-lived assets include property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization.
Product Categories
Our net sales by product categories consist of the following:

For the year ended November 30 (millions)	2025	2024	2023
Consumer segment:
Spices & seasoning	$1,707.6	$1,651.0	$1,578.3
Recipe mixes	439.1	437.7	430.5
Condiments & sauces	950.9	936.6	921.0
Regional leaders	852.7	823.2	877.5
Flavor Solutions segment:
Flavors	1,619.9	1,618.6	1,585.7
Branded foodservice	614.1	615.1	598.4
Custom condiments	329.3	336.8	317.1
Coatings, bulk spices & herbs	326.7	304.7	353.7
Total net sales	$6,840.3	$6,723.7	$6,662.2

16.  SUPPLEMENTAL FINANCIAL STATEMENT DATA
Supplemental consolidated information with respect to our income statement, balance sheet, and cash flow follow:

For the year ended November 30 (millions)	2025	2024	2023
Other income, net
Interest income	$40.1	$45.9	$36.6
Pension and other postretirement benefit income	4.8	8.4	10.7
Other	(6.5)	(6.9)	(3.4)
	$38.4	$47.4	$43.9

At November 30 (millions)	2025	2024
Trade accounts receivable allowance for doubtful accounts	$4.1	$4.7
Inventories
Finished products	$629.1	$618.3
Raw materials and work-in-process	642.9	621.6
	$1,272.0	$1,239.9
Prepaid expenses	$53.2	$51.5
Other current assets	88.1	74.1
	$141.3	$125.6
Property, plant and equipment
Land and improvements	$98.6	$94.1
Buildings (including finance leases)	925.1	835.8
Machinery, equipment and other	1,747.5	1,571.2
Construction-in-progress	186.8	247.1
Accumulated depreciation	(1,509.2)	(1,335.2)
	$1,448.8	$1,413.0
Other long-term assets
Investments in affiliates	$167.8	$152.2
Long-term investments	132.9	130.5
Right of use asset	216.8	211.0
Software, net of accumulated amortization of $307.1 for 2025 and $288.4 for 2024	208.7	179.1
Pension asset	147.3	122.4
Other	145.6	176.7
	$1,019.1	$971.9
Other accrued liabilities
Payroll and employee benefits	$168.2	$192.8
Sales allowances	228.8	206.4
Dividends payable	128.9	120.7
Other	386.4	376.5
	$912.3	$896.4
Other long-term liabilities
Pension	$79.1	$84.4
Postretirement benefits	39.3	40.5
Operating lease liability	167.7	166.6
Other	142.4	145.1
	$428.5	$436.6

For the year ended November 30 (millions)	2025	2024	2023
Depreciation	$163.2	$143.3	$135.3
Software amortization	24.3	21.9	19.1
Interest paid	192.8	210.1	203.6
Income taxes paid	239.6	221.0	118.3
Dividends paid per share were $1.80 in 2025, $1.68 in 2024, and $1.56 in 2023. Dividends declared per share were $1.83 in 2025, $1.71 in 2024, and $1.59 in 2023.

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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our Independent Registered Public Accounting Firm on internal control over financial reporting are included in our 2025 financial statements in Item 8 of this Report under the captions entitled “Report of Management” and "Report of Independent Registered Public Accounting Firm.”
ITEM 9B.  OTHER INFORMATION
None of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal year 2025.
ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Information responsive to this item is set forth in the sections titled “Corporate Governance,” “Election of Directors,” and "Insider Trading Policies and Procedures" in our 2026 Proxy Statement, incorporated by reference herein, to be filed within 120 days after the end of our fiscal year.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information responsive to this item is incorporated herein by reference to the sections titled “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation and Human Capital Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Narrative to the Summary Compensation Table,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested in Last Fiscal Year,” “Retirement Benefits,” “Non-Qualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Compensation and Human Capital Committee Interlocks and Insider Participation,” “Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information”, and “Equity Compensation Plan Information” in the 2026 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information responsive to this item is incorporated herein by reference to the sections titled “Principal Stockholders,” “Election of Directors,” and “Equity Compensation Plan Information” in the 2026 Proxy Statement.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated herein by reference to the section entitled “Corporate Governance” in the 2026 Proxy Statement.
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
Our independent registered public accounting firm is Ernst & Young LLP, Baltimore, Maryland, PCAOB ID: 00042.
Information responsive to this item is incorporated herein by reference to the section titled “Report of Audit Committee" and "Fees of Independent Registered Public Accounting Firm” in the 2026 Proxy Statement.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
List of documents filed as part of this Report.
1. Consolidated Financial Statements
The Consolidated Financial Statements for McCormick & Company, Incorporated and related notes, together with the Report of Management, and the Reports of Ernst & Young LLP dated January 22, 2026, are included herein in Part II, Item 8.
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

(vii)
Form of 0.90% Notes due 2026, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.

(viii)
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

(x)
Form of 4.70% Notes due 2034, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated October 8, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on October 8, 2024.

(xi)
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

		Exhibit Number	Description
(xvii)
Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick’s Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(19)
McCormick Insider Trading Policy, incorporated by reference from Exhibit 19 of McCormick’s Form 10-K for the fiscal year ended November 30, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on January 23, 2025.

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

(101)		The following financial information from the Annual Report on Form 10-K of McCormick for the year ended November 30, 2025, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Income Statements; (iii) Consolidated Statements of Comprehensive Income; (iv) Consolidated Statements of Shareholders’ Equity; (v) Consolidated Cash Flow Statements; and (vi) Notes to Consolidated Financial Statements.
(104)		Inline XBRL for the cover page of this Annual Report on Form 10-K of McCormick for the year ended November 30, 2025, filed electronically herewith, included in the Exhibit 101 Inline XBRL Document Set.

	*	Management contract or compensatory plan or arrangement.

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
McCORMICK & COMPANY, INCORPORATED

By:	/s/ BRENDAN M. FOLEY	Chairman, President &	January 22, 2026
	Brendan M. Foley	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of McCormick and in the capacities and on the dates indicated.
Principal Executive Officer:

By:	/s/ BRENDAN M. FOLEY	Chairman, President &	January 22, 2026
	Brendan M. Foley	Chief Executive Officer

Principal Financial Officer:

By:	/s/ MARCOS M. GABRIEL	Executive Vice President & Chief	January 22, 2026
	Marcos M. Gabriel	Financial Officer

Principal Accounting Officer:

By:	/s/ GREGORY P. REPAS	Vice President & Controller	January 22, 2026
	Gregory P. Repas	Principal Accounting Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, being a majority of the Board of Directors of McCormick & Company, Incorporated, on the date indicated:

THE BOARD OF DIRECTORS:	DATE:

/s/ ANNE L. BRAMMAN	January 22, 2026
Anne L. Bramman

/s/ MICHAEL A. CONWAY	January 22, 2026
Michael A. Conway

/s/ BRENDAN M. FOLEY	January 22, 2026
Brendan M. Foley

/s/ MICHAEL D. MANGAN	January 22, 2026
Michael D. Mangan

/s/ MARITZA G. MONTIEL	January 22, 2026
Maritza G. Montiel

/s/ MARGARET M.V. PRESTON	January 22, 2026
Margaret M.V. Preston

/s/ GARY M. RODKIN	January 22, 2026
Gary M. Rodkin

/s/ VALARIE SHEPPARD	January 22, 2026
Valarie Sheppard

/s/ JACQUES TAPIERO	January 22, 2026
Jacques Tapiero

/s/ TERRY S. THOMAS	January 22, 2026
Terry S. Thomas

/s/ W. ANTHONY VERNON	January 22, 2026
W. Anthony Vernon

Supplemental Financial Schedule II Consolidated
McCORMICK & COMPANY, INCORPORATED
VALUATION AND QUALIFYING ACCOUNTS
(IN MILLIONS)

Column A	Column B	Column C Additions		Column D	Column E
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions (1)	Balance at end of period
Deducted from asset accounts:
Year ended November 30, 2025:
Allowance for doubtful receivables	$4.7	$(0.2)	$(0.1)	$(0.3)	$4.1
Valuation allowance on net deferred tax assets	33.5	9.9	0.5	(2.8)	41.1
	$38.2	$9.7	$0.4	$(3.1)	$45.2
Deducted from asset accounts:
Year ended November 30, 2024:
Allowance for doubtful receivables	$5.9	$0.3	$(1.2)	$(0.3)	$4.7
Valuation allowance on net deferred tax assets	25.9	8.0	0.1	(0.5)	33.5
	$31.8	$8.3	$(1.1)	$(0.8)	$38.2
Deducted from asset accounts:
Year ended November 30, 2023:
Allowance for doubtful receivables	$7.3	$(0.7)	$(1.2)	$0.5	$5.9
Valuation allowance on net deferred tax assets	26.4	3.7	—	(4.2)	25.9
	$33.7	$3.0	$(1.2)	$(3.7)	$31.8
(1) Includes the impact of foreign currency exchange.