Form 10-Q
period 2026-02-28
MCCORMICK & CO INC
filed 2026-03-31
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2026
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
February 28, 2026
Common Stock	14,781,847
Common Stock Non-Voting	253,943,123

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended February 28,
	2026	2025
Net sales	$1,873.9	$1,605.5
Cost of goods sold	1,165.0	1,001.5
Gross profit	708.9	604.0
Selling, general and administrative expense	456.3	378.8
Special charges	25.1	—
Operating income	227.5	225.2
Interest expense	47.3	48.5
Other income, net	4.8	9.8
Income from consolidated operations before income taxes	185.0	186.5
Income tax expense	48.7	41.6
Net income from consolidated operations	136.3	144.9
Income from unconsolidated operations	886.0	18.5
Net income	1,022.3	163.4
Net income attributable to noncontrolling interests	6.1	1.1
Net income attributable to McCormick & Company	$1,016.2	$162.3
Earnings per share – basic	$3.78	$0.60
Earnings per share – diluted	$3.77	$0.60
Average shares outstanding – basic	268.8	268.3
Average shares outstanding – diluted	269.4	269.5
Cash dividends paid per share – voting and non-voting	$0.48	$0.45
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended February 28,
	2026	2025
Net income	$1,022.3	$163.4
Other comprehensive income (loss):
Currency translation adjustments	182.6	(33.9)
Amounts reclassified into earnings upon acquisition of controlling interest	44.8	—
Change in derivative financial instruments	28.1	2.3
Unrealized components of pension and other postretirement plans	(1.9)	(1.0)
Tax expense	(5.6)	(1.0)
Total other comprehensive income (loss), net of tax	248.0	(33.6)
Total Comprehensive income	$1,270.3	$129.8
Attributable to:
Non-controlling interests	39.9	0.9
McCormick & Company shareholders' equity	$1,230.4	$128.9
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	February 28, 2026	November 30, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$177.7	$95.9
Trade accounts receivable, net of allowances	829.2	628.9
Inventories, net
Finished products	665.4	629.1
Raw materials and work-in-process	701.1	642.9
	1,366.5	1,272.0
Prepaid expenses and other current assets	235.9	141.3
Total current assets	2,609.3	2,138.1
Property, plant and equipment, net	1,510.3	1,448.8
Goodwill	6,316.5	5,301.3
Intangible assets, net	4,961.6	3,293.1
Other long-term assets	948.6	1,019.1
Total assets	$16,346.3	$13,200.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$1,309.9	$381.4
Current portion of long-term debt	9.4	509.1
Trade accounts payable	1,391.6	1,259.4
Other accrued liabilities	731.2	912.3
Total current liabilities	3,442.1	3,062.2
Long-term debt	3,604.1	3,105.8
Deferred taxes	1,323.9	835.8
Other long-term liabilities	420.1	428.5
Total liabilities	8,790.2	7,432.3
Shareholders’ equity
Common stock	583.4	582.4
Common stock non-voting	1,722.7	1,700.8
Retained earnings	4,823.1	3,816.4
Accumulated other comprehensive loss	(148.9)	(363.1)
Total McCormick & Company shareholders’ equity	6,980.3	5,736.5
Non-controlling interests	575.8	31.6
Total shareholders’ equity	7,556.1	5,768.1
Total liabilities and shareholders’ equity	$16,346.3	$13,200.4
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Three months ended February 28,
	2026	2025
Operating activities
Net income	$1,022.3	$163.4
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	63.0	53.8
Stock-based compensation	20.7	20.0
Amortization of inventory fair value adjustments associated with acquisition	15.0	—
Deferred income tax benefit	(7.5)	(9.2)
Income from unconsolidated operations	(19.2)	(18.5)
Gain on remeasurement of previously held equity interest	(866.8)	—
Changes in operating assets and liabilities (net of effect of business acquired)
Trade accounts receivable	18.7	65.2
Inventories	35.1	(11.7)
Trade accounts payable	(98.7)	(70.9)
Other assets and liabilities	(145.6)	(84.9)
Dividends from unconsolidated affiliates	13.9	8.3
Net cash flow provided by operating activities	50.9	115.5
Investing activities
Acquisition of business, net of cash acquired	(729.9)	—
Capital expenditures (including software)	(32.5)	(37.1)
Net cash flow used in investing activities	(762.4)	(37.1)
Financing activities
Short-term borrowings (repayments), net	928.5	(25.9)
Long-term debt borrowings (net of debt issuance costs of $0.5)	497.4	—
Long-term debt repayments	(502.2)	(11.5)
Proceeds from exercised stock options	12.6	6.7
Taxes withheld and paid on employee stock awards	(9.2)	(6.7)
Common stock acquired by purchase	(10.9)	(17.2)
Dividends paid	(128.9)	(120.7)
Other financing activities	(5.6)	20.1
Net cash flow provided by (used in) financing activities	781.7	(155.2)
Effect of exchange rate changes on cash and cash equivalents	11.6	(6.5)
Increase (decrease) in cash and cash equivalents	81.8	(83.3)
Cash and cash equivalents at beginning of period	95.9	186.1
Cash and cash equivalents at end of period	$177.7	$102.8
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

(millions)	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Equity
Three months ended February 28, 2026
Balance, November 30, 2025	14.9	253.5	$2,283.2	$3,816.4	$(363.1)	$31.6	$5,768.1
Net income attributable to McCormick & Company			—	1,016.2	—	—	1,016.2
Fair value of non-controlling interest recognized at acquisition				—	—	504.3	504.3
Net income attributable to non-controlling interests			—	—	—	6.1	6.1
Other comprehensive income, net of tax			—	—	214.2	33.8	248.0
Stock-based compensation			20.7	—	—	—	20.7
Shares purchased and retired	(0.3)	—	(11.8)	(9.5)	—	—	(21.3)
Shares issued	0.6	—	14.0	—	—	—	14.0
Equal exchange	(0.4)	0.4	—	—	—	—	—
Balance, February 28, 2026	14.8	253.9	$2,306.1	$4,823.1	$(148.9)	$575.8	$7,556.1

Three months ended February 28, 2025
Balance, November 30, 2024	15.7	252.3	$2,237.2	$3,545.0	$(491.2)	$25.8	$5,316.8
Net income attributable to McCormick & Company			—	162.3	—	—	162.3
Net income attributable to non-controlling interests			—	—	—	1.1	1.1
Other comprehensive loss, net of tax			—	—	(33.4)	(0.2)	(33.6)
Stock-based compensation			20.0	—	—	—	20.0
Shares purchased and retired	(0.3)	—	(11.8)	(13.0)	—	—	(24.8)
Shares issued	0.3	0.1	7.9	—	—	—	7.9
Equal exchange	(0.2)	0.2	—	—	—	—	—
Balance, February 28, 2025	15.5	252.6	$2,253.3	$3,694.3	$(524.6)	$26.7	$5,449.7

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
Certain prior period amounts have been reclassified to conform with the current period presentation. Net income attributable to noncontrolling interest is presented separately on the consolidated income statement. Amounts from prior periods previously included in income from unconsolidated operations are reflected in net income attributable to noncontrolling interest.
The results of consolidated operations for the three-month period ended February 28, 2026 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income, and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half of the fiscal year. This historical increase in the second half of the year has largely been due to the consumer business cycle in the U.S., where customers typically purchase more of our products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended November 30, 2025.
On January 2, 2026, we completed the acquisition of an additional 25% ownership interest in McCormick de Mexico from Grupo Herdez, which increased our ownership to a 75% controlling interest. The results of McCormick de Mexico’s operations have been fully consolidated in our financial statements from the date the controlling interest was acquired, which is more fully described in Note 2.
Accounts Payable - Supplier Finance Program
As more fully described in our Annual Report on Form 10-K for the year ended November 30, 2025, we participate in a Supply Chain Financing (SCF) program with several global financial institutions (SCF Banks). Under the SCF program, qualifying suppliers may elect to sell their receivables from us to an SCF Bank, enabling participating suppliers to negotiate their receivables sales arrangements directly with the respective SCF Bank. We are not party to those agreements and have no economic interest in a supplier’s decision to sell a receivable.
All outstanding amounts related to suppliers participating in the SCF program are recorded within the line entitled "Trade accounts payable" in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of February 28, 2026 and November 30, 2025, the amounts due to suppliers participating in the SCF program and included in trade accounts payable were approximately $484.3 million and $332.1 million, respectively.
Accounting Pronouncements Recently Adopted
In November 2023, the FASB issued ASU No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the position and title of the chief operating decision maker. The guidance also requires interim disclosures related to reportable segment profit or loss that had previously only been disclosed annually. The new standard requirements were effective for our annual period ending November 30, 2025, and are effective for interim periods of our fiscal year ending November 30, 2026. We include significant segment expenses and the required disclosure about our chief operating decision maker in Note 11. The adoption of the new standard did not have a material impact on our consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025-09: Derivatives and Hedging (Topic 815), Hedge Accounting Improvements that better aligns the hedge accounting model with risk management activities. The guidance is effective for our fiscal year ending November 30, 2028, with early adoption permitted. We elected to adopt the guidance effective December 1, 2025, and applied the amendments prospectively. We have designated all hedge positions as of December 1, 2025 under the updated guidance, which did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements — Pending Adoption
In December 2023, the FASB issued ASU No. 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures that requires entities to disclose additional information about federal, state, and foreign income taxes primarily related to the income tax rate reconciliation and income taxes paid. The new standard also eliminates certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The guidance is effective for our fiscal year ending November 30, 2026. The adoption of the new standard does not affect recognition or measurement in our consolidated financial statements.
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

2.      ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits. The acquisition described below was recorded as a business combination with the excess of total consideration over the estimated fair value of assets acquired and liabilities assumed recorded as goodwill.
McCormick de Mexico
On January 2, 2026, we completed the acquisition of an additional 25% ownership interest in McCormick de Mexico from Grupo Herdez, for a purchase price of $750 million, which increases our ownership to a 75% controlling interest. McCormick de Mexico is a prominent food company in Mexico, with a broad portfolio, including mayonnaise, spices, marmalades, mustard, hot sauce, and tea, sold under McCormick brands. We believe the acquisition creates opportunities for further growth in the Mexican market and provides a strategic platform for further expansion in Latin America. The purchase of the additional 25% ownership interest was funded through a combination of cash on hand and commercial paper borrowings.
Prior to the acquisition of the additional ownership interest, we accounted for our 50% ownership interest in McCormick de Mexico as an equity method investment and recorded our proportional share of earnings as income from unconsolidated operations. The acquisition of the additional ownership interest resulted in the consolidation of McCormick de Mexico's financial results, which have been included as a component of our consumer and flavor solutions segments in our financial statements from the date of acquisition. The earnings attributable to the 25% ownership retained by Grupo Herdez are recorded as net income attributable to noncontrolling interests.
As a result of the consolidation, the carrying value of our previously held 50% ownership interest was remeasured to fair value resulting in a pre-tax and after-tax gain of $866.8 million which was recognized in Income from unconsolidated operations. The gain represents the remeasurement of our previously held 50% ownership interest over its carrying value at the date of acquisition, less $44.8 million previously recorded in Accumulated other comprehensive income primarily related to foreign currency translation adjustments. The fair value of the previously held equity interest was estimated based on a valuation derived from estimated fair value assessments and assumptions. This valuation was based on the implied value derived from the consideration transferred for the additional 25% ownership interest, adjusted for the control premium, and was supported by a market approach as well as an overall enterprise level discounted cash flow.

The following is a summary of the total consideration for the acquisition of the additional ownership interest in McCormick de Mexico (in millions):

Cash paid	$750.0
Effective settlement of preexisting amounts due to McCormick de Mexico	(6.7)
Fair value of previously held equity interest	1,008.0
Total consideration	$1,751.3
The total consideration for the additional ownership interest in McCormick de Mexico was allocated to the underlying assets and liabilities based upon their preliminary estimated fair values at the date of acquisition. We estimated the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, and estimates made by management, which are subject to finalization. The following is a summary of the preliminary allocation of the total consideration which we expect to be finalized during the fiscal year ending November 30, 2026 (in millions):

Cash acquired	$20.1
Trade accounts receivable	195.9
Inventories	123.4
Other current assets	36.5
Property, plant and equipment	53.0
Intangible assets	1,600.0
Goodwill	942.0
Other long-term assets	11.9
Trade accounts payable	(208.2)
Other current liabilities	(47.8)
Deferred tax liabilities	(468.3)
Other long-term liabilities	(2.9)
Fair value of noncontrolling interest	(504.3)
Net assets acquired	$1,751.3
We determined the carrying values of cash, trade receivables and payables, as well as certain other current and non-current assets and liabilities, represented the fair values. The property, plant and equipment fair value was preliminarily estimated using the replacement cost method.

Inventories acquired consist of raw materials and finished goods inventory that were valued using a net realizable value approach, which resulted in a step-up of $15.0 million that was recognized in cost of goods sold as the related inventory was sold.
Intangible assets include a reacquired right indefinite-lived intangible asset with an estimated fair value of $1,470.0 million and customer relationships with a weighted-average life of 15 years and an estimated fair value of $130.0 million. The reacquired right represents the value of McCormick's reacquisition of contractual rights previously granted to Grupo Herdez as part of the joint venture agreement giving McCormick de Mexico the perpetual and exclusive licensing right to sell specified McCormick branded products in Mexico. This right is expected to contribute cash flows for the foreseeable future and does not have substantive limiting factors. The fair value of the reacquired right was estimated using the multi-period excess earnings method of the income approach. The fair value of customer relationships was preliminarily estimated using the distributor method, a variation of the multi-purpose excess earnings method that uses distributor-based inputs for margins and contributory asset charges. Some of the more significant assumptions inherent in developing the estimated fair values included the estimated annual net cash flows for each intangible asset (including net sales, operating profit margin, and working capital/contributory asset charges), the discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. The assumptions used in the financial forecasts were determined using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables.

Goodwill, which represents the value associated with the expected synergies, acquired workforce and future growth opportunities anticipated to be realized as a combined company, is not deductible for tax purposes. Goodwill will be allocated to our consumer and flavor solutions segments when the allocation of the consideration to the acquired net assets is finalized.
Deferred tax liabilities primarily represent the expected future tax consequences of temporary differences between the fair value of the assets acquired and liabilities assumed and their tax bases.
The fair value of the noncontrolling interest was estimated based on a valuation derived from estimated fair value assessments and assumptions. This valuation was based on the implied value derived from the consideration transferred for the additional 25% ownership interest, adjusted for the control premium, and was supported by a market approach as well as an overall enterprise level discounted cash flow.
The Company transacts in the ordinary course of business with Grupo Herdez, a related party that owns a 25% noncontrolling interest in McCormick de Mexico. Contractual arrangements with Grupo Herdez include payments from McCormick de Mexico for (i) supervision and strategic management services based on a percentage of net sales of products registered under the McCormick brand and (ii) exclusive distribution services, including invoicing to customers, based on a percentage of net sales.
For the three months ended February 28, 2026, McCormick de Mexico incurred expenses of $32.7 million related to transactions with Grupo Herdez. As of February 28, 2026, accounts receivable included $228.8 million due from Grupo Herdez and accounts payable included $26.2 million due to Grupo Herdez.
Transaction and integration costs of $22.9 million were incurred during the three months ended February 28, 2026, of which $15.0 million were associated with the step-up of acquired inventory recognized in cost of goods sold.
For the three months ended February 28, 2026 McCormick de Mexico added $198.9 million to our net sales.
Supplemental Pro Forma Information
The following table presents unaudited supplemental pro forma consolidated net sales as if the McCormick de Mexico acquisition had occurred on December 1, 2024.

	Three months ended
	February 28, 2026	February 28, 2025

Net sales	$1,960.5	$1,799.3
The unaudited supplemental pro forma consolidated net sales gives effect to actual revenues prior to the McCormick de Mexico acquisition, adjusted to exclude the elimination of intercompany transactions. Other than the impact of the gain on remeasurement of previously held equity interest and transaction and integration costs (as discussed above), supplemental pro forma net earnings, assuming the McCormick de Mexico acquisition had occurred on December 1, 2024, would not be materially different from the results reported during the three months ended February 28, 2025 and 2026.
The unaudited pro forma information has been prepared for comparative purposes only, in accordance with the acquisition method of accounting, and is not necessarily indicative of the results of operations that would have occurred if the McCormick de Mexico acquisition had been completed on the date indicated, nor is it indicative of our future operating results.
3.      SPECIAL CHARGES
The following is a summary of special charges, including transaction and integration expenses, recognized in the three months ended February 28, 2026 and February 28, 2025 (in millions):

	Three months ended
	February 28, 2026	February 28, 2025
Employee severance and related benefits	$16.2	$—
Other costs	1.0	—
Transaction and integration expenses	7.9	—
Special charges	$25.1	$—
Inventory step-up included in cost of goods sold	15.0	—
Total special charges	$40.1	$—

The following is a summary of special charges, including transaction and integration expenses, by business segment for the three months ended February 28, 2026 and 2025 (in millions):

	Three months ended
	February 28, 2026	February 28, 2025
Consumer segment	$32.7	$—
Flavor Solutions segment	7.4	—
Total special charges	$40.1	$—
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
During the three months ended February 28, 2026, we recorded $16.2 million of employee severance and related benefit costs related to global selling, general and administrative streamlining actions approved by our Management Committee, and $1.0 million associated with other actions.
As of February 28, 2026 and November 30, 2025, reserves associated with special charges of $16.2 million and $4.7 million, respectively, are included in "Other accrued liabilities" in our consolidated balance sheet.
Transaction and Integration Expenses

During the three months ended February 28, 2026, we recorded $22.9 million of transaction and integration expenses related to our acquisition of McCormick de Mexico, as more fully discussed in Note 2, which includes the step-up of acquired inventory recognized in cost of goods sold of $15.0 million and transaction and integration costs of $7.9 million recognized in special charges.

4.    FINANCING ARRANGEMENTS AND FINANCIAL INSTRUMENTS
Debt and Credit Facilities
In January 2026, we entered into a 364-day $500 million revolving credit facility, which will expire in January 2027. The current pricing for the 364-day credit facility, on a fully drawn basis, is Term Secured Overnight Financing Rate (SOFR) plus 1.125%. The pricing of the credit facility is based on a credit rating that contains a fully drawn maximum pricing of the credit facility equal to Term SOFR plus 1.50%. The provisions of the revolving credit facility restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio, consistent with our five-year $2.0 billion revolving credit facility (the five-year facility). We do not expect this covenant will limit our access to those facilities for the foreseeable future.
In February 2026, we issued $500 million aggregate principal amount of 4.150% unsecured senior notes due 2029. Interest is payable semiannually in February and August of each year, beginning in August 2026. The net proceeds received from the issuances of these notes of $497.1 million were used to repay a portion of the outstanding $500 million, 0.90% notes due in February 2026.
Derivative Financial Instruments
We use derivative financial instruments to enhance our ability to manage risk, including foreign currency, net investment, commodity, and interest rate exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument. We are not a party to master netting arrangements, and we do not offset the fair value of derivative contracts with the same counterparty in our financial statement disclosures. The use of derivative financial instruments is monitored through regular communication with senior management and the use of written guidelines.
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
The following is a summary of the notional amounts of outstanding foreign currency exchange contracts as of February 28, 2026 and November 30, 2025 (in millions):

	February 28, 2026	November 30, 2025
Fair value hedges	$888.4	$877.3
Cash flow hedges	160.4	140.9
Foreign exchange contracts not designated as hedging instruments	72.7	—
Total	$1,121.5	$1,018.2
As a matter of policy, all cash flow hedges are designated for hedge accounting on the trade date of the derivative. However, certain cash flow hedges are de-designated at the anticipated transaction date and subsequently marked-to-market through earnings until maturity. For the three months ended February 28, 2026, derivatives not designated as hedging instruments consisted primarily of foreign exchange contracts. Foreign exchange contracts not designated as hedging instruments resulted in a net loss of $2.7 million, recognized in cost of goods sold, reflecting the effect of exchange rate movements associated with purchases denominated in U.S. dollars.
The fair value and cash flow hedges were designated as hedges of foreign currency denominated assets or liabilities or hedges of anticipated purchases denominated in a foreign currency. Hedge ineffectiveness was not material. All foreign currency exchange contracts generally have durations of less than 18 months. At February 28, 2026, $278.0 million of notional contracts had an initial duration of less than one month and are used to hedge short-term cash flow funding.
Contracts which are designated as hedges of foreign currency denominated assets are considered fair value hedges. These foreign currency exchange contracts manage both exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. Gains and losses from contracts that are designated as hedges of assets, liabilities, or firm commitments are recognized through income, offsetting the change in fair value of the hedged item. Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of inventory in U.S. dollars by operating units outside the U.S.) are considered cash flow hedges. The gains and losses on these contracts are deferred in accumulated other comprehensive income until the hedged item is recognized in cost of goods sold, at which time the net amount deferred in accumulated other comprehensive income is also recognized in cost of goods sold. Contracts which are not designated as hedging instruments are marked-to-market, with changes in unrealized gain or loss recorded in earnings.

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
Commodity price risk. We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions, and other factors beyond our control. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, and customer price adjustments. With the exception of soybean oil, we generally do not use derivatives to manage price volatility. We utilize commodity contracts, including commodity futures, options, and over-the counter (OTC) swaps to manage price risk for soybean oil. These commodity contracts are designated as cash flow hedges. Generally, we hedge a portion of our anticipated consumption of soybean oil inputs for periods of up to 24 months.

The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
As of February 28, 2026
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other accrued liabilities / Other long-term liabilities	$500.0	$18.6
Foreign exchange contracts	Other current assets	597.0	9.5	Other accrued liabilities	451.8	6.9
Cross currency contracts	Other current assets / Other long-term assets	247.9	3.8	Other accrued liabilities / Other long-term liabilities	782.5	23.2
Commodity contracts	Other current assets / Other long-term assets	240.7	34.3	Other accrued liabilities / Other long-term liabilities	103.4	7.5
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	8.6	0.1	Other accrued liabilities	64.1	6.2
Total			$47.7			$62.4
As of November 30, 2025
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other accrued liabilities / Other long-term liabilities	$500.0	$20.8
Foreign exchange contracts	Other current assets	894.6	6.5	Other accrued liabilities	123.6	0.7
Cross currency contracts	Other current assets / Other long-term assets	500.8	8.5	Other long-term liabilities	511.1	18.1
Total			$15.0			$39.6

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our consolidated income statement for the three months ended February 28, 2026 and 2025 (in millions):

Fair Value Hedges

Derivative	Income statement location	Expense
		Three months ended February 28, 2026	Three months ended February 28, 2025
Interest rate contracts	Interest expense	$2.0	$3.7

		Gain (loss) recognized in income			Income statement location	Loss recognized in income
Derivative		Three months ended February 28, 2026	Three months ended February 28, 2025	Hedged item		Three months ended February 28, 2026	Three months ended February 28, 2025

Foreign exchange contracts	Other income, net	$0.9	$(0.6)	Intercompany loans	Other income, net	$(1.7)	$(0.6)

Cash Flow Hedges
	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
Derivative	Three months ended February 28, 2026	Three months ended February 28, 2025		Three months ended February 28, 2026	Three months ended February 28, 2025

Interest rate contracts	$—	$—	Interest expense	$(0.1)	$(0.1)
Foreign exchange contracts	(1.8)	(0.8)	Cost of goods sold	0.6	(0.1)
Commodity contracts	33.6	—	Cost of goods sold	(1.5)	—
Total	$31.8	$(0.8)		$(1.0)	$(0.2)

As of February 28, 2026, the net amount of accumulated other comprehensive loss associated with all cash flow, settled interest rate cash flow hedge derivatives, and commodity contracts expected to be reclassified in the next 12 months is a $1.7 million decrease to earnings.

Net Investment Hedges
	Gain (loss) recognized in OCI		Income statement location	Gain excluded from the assessment of hedge effectiveness
Derivative	Three months ended February 28, 2026	Three months ended February 28, 2025		Three months ended February 28, 2026	Three months ended February 28, 2025

Cross currency contracts	$(9.4)	$8.1	Interest expense	$2.0	$2.5
For all net investment hedges, no amounts have been reclassified out of accumulated other comprehensive loss. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.

Accounts Receivable Sale Program
We maintain a non recourse accounts receivable sale program whereby certain eligible U.S. receivables are sold to a third-party financial institution in exchange for cash. The program provides us with an additional means for managing liquidity. We account for the transfer of receivables as a sale at the point control is transferred and remove the sold receivables from our condensed consolidated balance sheet. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statement of cash flows. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institution for sold receivables of $390.0 million and $430.0 million as of February 28, 2026 and November 30, 2025, respectively. As collecting agent, we had $39.8 million and $45.4 million of cash collected that was not yet remitted to the third-party financial institution as of February 28, 2026 and November 30, 2025, respectively. This obligation is reported within other accrued liabilities on the consolidated balance sheet and within cash flows from financing activities on the consolidated cash flow statement. The incremental costs of factoring receivables under this arrangement were insignificant for the three months ended February 28, 2026 and 2025.
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

At February 28, 2026 and November 30, 2025, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		February 28, 2026
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$177.7	$177.7	$—
Insurance contracts	127.7	—	127.7
Bonds and money market fund	7.5	7.5	—
Foreign currency derivatives	9.6	—	9.6
Cross currency contracts	3.8	—	3.8
Commodity contracts	34.3	22.6	11.7
Total	$360.6	$207.8	$152.8
Liabilities
Foreign currency derivatives	$13.1	$—	$13.1
Interest rate derivatives	18.6	—	18.6
Cross currency contracts	23.2	—	23.2
Commodity contracts	7.5	7.5	—
Total	$62.4	$7.5	$54.9

		November 30, 2025
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$95.9	$95.9	$—
Insurance contracts	131.0	—	131.0
Bonds and money market fund	1.9	1.9	—
Foreign currency derivatives	6.5	—	6.5
Cross currency contracts	8.5	—	8.5
Total	$243.8	$97.8	$146.0
Liabilities
Foreign currency derivatives	$0.7	$—	$0.7
Interest rate derivatives	20.8	—	20.8
Cross currency contracts	18.1	—	18.1
Total	$39.6	$—	$39.6
At February 28, 2026 and November 30, 2025, the carrying amounts of cash, interest rate derivatives, foreign currency derivatives, cross currency contracts, commodity contracts, insurance contracts, and bonds and money market fund investments were equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, receivables, short-term borrowings, and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.
Insurance contracts, bonds, and money market fund investments are comprised of fixed income and equity securities held for certain non-qualified U.S. employee benefit plans and are stated at fair value on the balance sheet. The fair values of insurance contracts and bonds and money market fund investments are based upon the underlying values of the securities in which they are invested and are from quoted market prices from various stock and bond exchanges for similar type assets. The fair values for interest rate derivatives, foreign currency derivatives, cross currency contracts, and commodity contracts are based on values for similar instruments using models with market-based inputs.

The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	February 28, 2026	November 30, 2025
Carrying amount	$3,613.5	$3,614.9

Level 1 valuation techniques	$3,432.6	$3,401.1
Level 2 valuation techniques	102.9	104.8
Total fair value	$3,535.5	$3,505.9
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
The following table presents the components of our pension (income) and other postretirement benefits expense for the three months ended February 28, 2026 and 2025 (in millions):

	United States pension		International pension		Other postretirement benefits
	2026	2025	2026	2025	2026	2025
Service cost	$0.4	$0.4	$0.2	$0.2	$0.2	$0.2
Interest costs	8.9	8.9	2.6	2.5	0.5	0.5
Expected return on plan assets	(9.2)	(9.3)	(3.7)	(3.5)	—	—
Amortization of prior service costs	0.1	0.1	—	—	—	(0.1)
Amortization of net actuarial losses (gains)	0.2	0.3	—	—	(0.6)	(0.6)
Total (income) expense	$0.4	$0.4	$(0.9)	$(0.8)	$0.1	$—
During the three months ended February 28, 2026 and 2025, we contributed $2.1 million and $1.8 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2025 were $9.2 million.
All of the amounts in the tables above for pension (income) and other postretirement benefits expense, other than service cost, were included in other income, net within our consolidated income statements. The net aggregate amount of pension and other postretirement benefits income, excluding service cost components, was $(1.2) million and $(1.2) million for the three months ended February 28, 2026 and 2025, respectively.

7.    STOCK-BASED COMPENSATION
We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options, and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in selling, general and administrative (SG&A) expense (in millions):

	Three months ended
	2026	2025
Stock-based compensation expense	$20.7	$20.0
Our 2026 annual grant consisted of RSUs and stock awarded under our LTPP and occurred in the first quarter, similar to the 2025 annual grant. Substantially all the RSUs granted in 2026 and 2025 vest ratably over a three-year period or, if earlier, upon the holder’s retirement eligibility date. Stock awarded under our LTPP vest ratably over a three-year period.

The following is a summary of our stock option activity for the three months ended February 28, 2026 and 2025:

	2026		2025
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	5.5	$73.92	6.1	$72.25
Exercised	(0.2)	49.82	(0.1)	49.11
Forfeited	—	83.10	(0.1)	84.55
Outstanding at end of the period	5.3	$75.03	5.9	$72.65
Exercisable at end of the period	4.4	$74.84	4.2	$70.40
As of February 28, 2026, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $22.8 million and for options currently exercisable was $22.2 million. The total intrinsic value of all options exercised during the three months ended February 28, 2026 and February 28, 2025 was $4.6 million and $3.3 million, respectively.
The following is a summary of our RSU activity for the three months ended February 28, 2026 and 2025:

	2026		2025
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	771	$73.11	533	$73.68
Granted	608	63.62	523	74.74
Vested	(171)	74.57	(1)	77.63
Forfeited	(9)	73.19	(6)	75.92
Outstanding at end of period	1,199	$68.09	1,049	$74.19
The following is a summary of our LTPP activity for the three months ended February 28, 2026 and 2025:

	2026		2025
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	523	$80.88	539	$83.45
Granted	226	65.02	177	86.92
Vested	(177)	89.00	(206)	95.00
Forfeited	(6)	81.03	(34)	79.98
Outstanding at end of period	566	$72.02	476	$79.97

8.    INCOME TAXES
Income tax expense for the three months ended February 28, 2026 was not impacted by discrete tax items.
Income tax expense for the three months ended February 28, 2025 included $5.2 million of net discrete tax benefits consisting principally of $5.0 million net tax benefit resulting from the revaluation of deferred taxes associated with enacted legislation.
Other than additions for current year tax positions, there were no significant changes to unrecognized tax benefits during the three months ended February 28, 2026.
As of February 28, 2026, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

9.    CAPITAL STOCK AND EARNINGS PER SHARE
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended
	February 28, 2026	February 28, 2025
Average shares outstanding – basic	268.8	268.3
Effect of dilutive securities:
Stock options/RSUs/LTPP	0.6	1.2
Average shares outstanding – diluted	269.4	269.5
The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended
	February 28, 2026	February 28, 2025
Anti-dilutive securities	3.9	2.6
The following table sets forth common stock activity (in millions):

	Three months ended February 28,
	2026	2025
Shares issued under stock options, RSUs, LTPP, and employee stock purchase plans	0.6	0.4
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, and LTPP	0.3	0.3
As of February 28, 2026, $403 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO McCORMICK

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in millions):

	February 28, 2026	November 30, 2025
Foreign currency translation adjustment (1)	$(73.5)	$(269.9)
Unrealized net gain (loss) on cash flow hedges (2)	15.9	(3.2)
Unamortized value of settled interest rate swaps	(1.1)	(1.1)
Pension and other postretirement costs	(90.2)	(88.9)
Accumulated other comprehensive loss attributable to McCormick	$(148.9)	$(363.1)
(1)During the three months ended February 28, 2026, the foreign currency translation adjustment of accumulated other comprehensive loss decreased on a net basis by $196.4 million, inclusive of $9.4 million of unrealized losses associated with net investment hedges and $40.6 million of foreign currency translation loss associated with our prior 50% ownership interest in McCormick de Mexico that was reclassified from accumulated other comprehensive loss as more fully described in Note 2. Net investment hedges are more fully described in Note 4.
(2)During the three months ended February 28, 2026, the unrealized net gain on cash flow hedges increased on a net basis by $19.1 million, inclusive of $4.2 million unrealized net loss on cash flow hedges associated with our prior 50% ownership interest in McCormick de Mexico that was reclassified from accumulated other comprehensive loss as more fully described in Note 2. Cash flow hedges are more fully described in Note 4.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended		Affected Line Items in the Condensed Consolidated Income Statement
	February 28, 2026	February 28, 2025
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$0.1	Interest expense
Foreign exchange contracts	0.6	0.1	Cost of goods sold
Commodity contracts	(1.5)	—	Cost of goods sold
Total before tax	(1.0)	0.2
Tax effect	0.3	—	Income tax expense
Net, after tax	$(0.7)	$0.2

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs (1)	$0.1	$—	Other income, net
Amortization of net actuarial (gains)(1)	$(0.4)	$(0.3)	Other income, net
Total before tax	(0.3)	(0.3)
Tax effect	0.1	0.1	Income tax expense
Net, after tax	$(0.2)	$(0.2)

Reclassification as a result of McCormick de Mexico acquisition:
Amounts reclassified into earnings upon acquisition of controlling interest	$44.8	$—	Income from unconsolidated operations
Total before tax	44.8	—
Tax effect	—	—	Income tax expense
Net, after tax	$44.8	$—

(1)This accumulated other comprehensive income (loss) component is included in the computation of total pension (income) and other postretirement benefits expense (refer to Note 6 for additional details).

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
Our CODM is our Chairman, President & Chief Executive Officer. Our CODM uses operating income excluding special charges and transaction and integration expenses related to our acquisitions to manage segment performance and allocate resources across segments and considers variances of actual performance to our annual budget and periodic forecasts as well as year over year performance when making decisions. Special charges and transaction and integration expenses are excluded from operating income in our internal reporting to the CODM as this activity is managed separately from the business segments. Activity related to special charges, including transaction and integration expenses, is described in Note 3. Transaction and integration expenses include the amortization of the acquisition-date fair value adjustment of inventories included in cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the businesses. We also exclude the gain on remeasurement of previously held equity interest from operating income in our internal reporting to the CODM, which was recorded upon consolidation of McCormick de Mexico during the first quarter of 2026 and is described in more detail in Note 2.

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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended February 28, 2026
Net sales	$1,145.0	$728.9	$1,873.9
Cost of goods sold excluding special charges	638.8	511.2	1,150.0
SG&A expense	326.6	129.7	456.3
Operating income excluding special charges	179.6	88.0	267.6
Income from unconsolidated operations excluding gain on remeasurement of previously held equity interest	15.8	3.4	19.2

Three months ended February 28, 2025
Net sales	$919.2	$686.3	$1,605.5
Cost of goods sold	513.8	487.7	1,001.5
SG&A expense	258.7	120.1	378.8
Operating income	146.7	78.5	225.2
Income from unconsolidated operations	15.9	2.6	18.5

A reconciliation of cost of goods sold excluding special charges, operating income excluding special charges and income from unconsolidated operations excluding gain on remeasurement of previously held equity interest to cost of goods sold, operating income, and income from unconsolidated operations or the three months ended February 28, 2026 is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended February 28, 2026
Cost of goods sold excluding special charges	$638.8	$511.2	$1,150.0
Special charges	13.5	1.5	15.0
Cost of goods sold	$652.3	$512.7	$1,165.0
Operating income excluding special charges	$179.6	$88.0	$267.6
Less: Special charges	32.7	7.4	40.1
Operating income	$146.9	$80.6	$227.5
Income from unconsolidated operations excluding gain on remeasurement of previously held equity interest	$15.8	$3.4	$19.2
Gain on remeasurement of previously held equity interest	$780.1	$86.7	$866.8
Income from unconsolidated operations	$795.9	$90.1	$886.0

In the preceding table, special charges (including transaction and integration costs) for the three months ended February 28, 2026 include $15.0 million associated with the step-up of acquired inventory recognized in cost of goods sold. There were no special charges during the three months ended February 28, 2025.
Total segment operating income as disclosed in the preceding tables represents our consolidated operating income. The reconciliation of that operating income to income from consolidated operations before income taxes, which includes interest expense and other income, net is presented on the consolidated income statement.
The following table sets forth our net sales, by geographic area, for the three months ended February 28, 2026 and 2025 (in millions):

	Americas	EMEA	APAC	Total

Three months ended February 28, 2026	$1,339.6	$335.7	$198.6	$1,873.9
Three months ended February 28, 2025	1,118.3	299.5	187.7	1,605.5

12.    SUBSEQUENT EVENT
Plan of Merger with Unilever Foods Business
On March 31, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Unilever PLC (“Unilever”) to combine with the Unilever Foods business (“Unilever Foods”), a transaction that will create a global flavor leader in attractive and high-growth categories.
To facilitate the transaction, Unilever is expected to separate its Unilever Foods business, excluding its foods businesses in India, Nepal and Portugal. Under the terms of the Merger Agreement, we will issue voting and non-voting securities to Unilever shareholders and Unilever in the same proportion as is currently held by our shareholders. The transactions contemplated by the Merger Agreement are expected to result in current Unilever shareholders owning approximately 55.1% of the combined company, our current shareholders owning approximately 35.0% of the combined company, and Unilever retaining approximately 9.9% of the total outstanding equity of the combined company, assuming Unilever does not elect to dispose of such interest to its shareholders in accordance with the Merger Agreement. Unilever will also receive a one-time $15.7 billion cash payment, subject to certain adjustments. The distribution of shares of Unilever Foods to Unilever’s shareholders and the proposed transaction, taken together, are intended to qualify as a Reverse Morris Trust transaction that is generally tax-free to Unilever’s shareholders for U.S. federal income tax purposes, except to the extent that cash is paid to Unilever’s shareholders in lieu of fractional shares or Unilever elects to sell all or substantially all of the Unilever Foods assets operated in the United States to McCormick or a subsidiary of McCormick in a transaction that is taxable for U.S. federal income tax purposes (the "U.S. Asset Sale Election").

The proposed transaction is subject to the satisfaction or waiver of customary closing conditions, including the receipt of our shareholders' approval, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, obtaining certain other consents, authorizations, orders or approvals from governmental authorities, including certain other antitrust and any foreign investment approvals, and the effectiveness of a registration statement on Form S-4 to be filed by us.
We and Unilever each have termination rights under the Merger Agreement. A termination fee may be payable by us to Unilever, upon termination of the Merger Agreement under specified circumstances, each as more fully described in the Merger Agreement.
In connection with the execution of the Merger Agreement, we entered into a commitment letter on March 31, 2026 (the "Bridge Commitment Letter") with Citigroup Global Markets Inc., Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., pursuant to which such parties committed to provide, subject to the satisfaction of customary conditions, a 364-day senior unsecured bridge term loan credit facility (the "Bridge Facility") in an aggregate principal amount of up to $15.7 billion. See “Bridge Commitment Letter and Financing Arrangements” below for more information on our Bridge Commitment.
Bridge Commitment Letter and Financing Arrangements
In connection with the execution of the Merger Agreement, on March 31, 2026, we entered into a commitment letter (the "Bridge Commitment Letter") with Citigroup Global Markets Inc., Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc. (the "Commitment Parties"), pursuant to which the Commitment Parties have agreed, subject to the terms and conditions set forth therein, to provide us with certain committed financing in order to fund all or a portion of the consideration payable in the proposed transaction pursuant to the Merger Agreement and to pay related fees and expenses. The Bridge Commitment Letter provides for a senior unsecured 364-day bridge term loan credit facility (the "Bridge Facility") in an aggregate principal amount of up to $15.7 billion. The Bridge Facility is intended to be available to us to finance, together with other sources of funds, the acquisition and related fees and expenses in connection with the proposed transaction and other transactions contemplated by the Merger Agreement, in the event that we have not obtained Permanent Financing (as defined below) on or prior to the closing of the proposed transaction.
The Bridge Facility is subject to customary conditions precedent to funding, including the consummation of the acquisition materially in accordance with the terms of the Merger Agreement and other customary funding conditions for facilities of this type. The Bridge Facility contains customary representations, warranties, covenants and indemnification provisions.
The Bridge Commitment Letter also contemplates that we will seek to obtain permanent financing in the form of senior unsecured notes and/or senior unsecured term loans prior to the closing of the Merger (collectively, the “Permanent Financing”). Commitments under the Bridge Facility will be reduced by the amount of any Permanent Financing as well as the proceeds of certain asset sales and certain other events. The receipt of financing by us is not a condition to our obligation to consummate the proposed transaction.

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
Business profile
McCormick is a global leader in flavor. We manufacture, market, and distribute spices, seasoning mixes, condiments, and other flavorful products to the entire food and beverage industry – retailers, food manufacturers, and the foodservice business. In fiscal year 2025, approximately 39% of our sales were generated outside of the U.S. We also are partners in a number of joint ventures involved in the manufacture and sale of flavorful products. We manage our business in two business segments, Consumer and Flavor Solutions.

Recent Events
On January 2, 2026 we acquired an additional 25% ownership interest in McCormick de Mexico for a purchase price of $750 million, which increased our ownership to a 75% controlling interest. We believe the acquisition creates opportunities for further growth in the Mexican market and provides a strategic platform for further expansion in Latin America. McCormick de Mexico is a prominent food company in Mexico, with a broad portfolio, including mayonnaise, spices, marmalades, mustard, hot sauce, and tea, sold under McCormick brands. The acquisition is described in detail in Note 2 of the notes to our accompanying condensed consolidated financial statements.
On February 20, 2026 the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA) by the executive branch are not lawful, but did not provide guidance on how importers may claim refunds of IEEPA tariffs previously paid. On March 4, 2026, the Court of International Trade (CIT) ordered U.S. Customs and Border Protection (CBP) to begin the refund process for all importers who were subject to IEEPA duties. The situation continues to evolve, and further legislative, regulatory, or judicial developments may affect the ultimate outcome and the availability or timing of any refunds. We are currently evaluating the impact that the ruling may have on our consolidated financial statements.

On March 31, 2026, we entered into an Agreement and Plan of Merger with Unilever PLC (the “Merger Agreement”), pursuant to which Unilever will separate its Unilever Foods business, excluding its food businesses in India, Nepal and Portugal, and Unilever Foods will merge with a wholly owned subsidiary of McCormick in a transaction intended to qualify as a Reverse Morris Trust transaction. The transaction is generally expected to be tax-free to Unilever’s shareholders for U.S. federal income tax purposes, except to the extent that cash is paid to Unilever’s shareholders in lieu of fractional shares and provided that Unilever does not make the U.S. Asset Sale Election.
Under the terms of the Merger Agreement, we will issue voting and non-voting securities to Unilever shareholders and Unilever in the same proportion as is currently held by our shareholders. The transactions contemplated by the Merger Agreement are expected to result in current Unilever shareholders owning approximately 55.1% of the combined company, our current shareholders owning approximately 35.0% of the combined company, and Unilever retaining approximately 9.9% of the total outstanding equity of the combined company, assuming Unilever does not elect under the Merger Agreement to dispose of such interest. The proposed transaction is subject to the satisfaction or waiver of certain customary closing conditions, including shareholder and regulatory approvals. For additional information regarding the proposed transaction, see Note 12 of the notes to our accompanying condensed consolidated financial statements.
Executive Summary
In the first quarter of 2026, we achieved net sales growth of 16.7% as compared to the same quarter of 2025, due to the following factors:
•Volume and product mix unfavorably impacted net sales by 0.7%. The Consumer segment experienced unfavorable volume and product mix of 0.4% and the Flavor Solutions segment experienced unfavorable volume and product mix of 1.0%.
•Pricing favorably impacted net sales by 1.9%. The Consumer segment experienced favorable pricing of 2.2% and the the Flavor Solutions segment experienced favorable pricing of 1.5%.
•The impact of our acquisition of McCormick de Mexico contributed 12.4% of our net sales growth.
•Fluctuations in currency rates positively impacted net sales by 3.1%. Fluctuations in currency rates positively impacted our Consumer segment sales growth by 2.9% and our Flavor Solutions segment sales growth by 3.3%.
Operating income was $227.5 million in the first quarter of 2026, compared to $225.2 million in the same period of 2025, reflecting an increase of 1.0%. Our gross profit margin increased by 20 basis points driven by the impact of the McCormick de Mexico acquisition, which included a step-up of acquired inventory recognized as special charges in cost of goods sold as the related inventory was sold, favorable pricing, and cost savings from the Company's Comprehensive Continuous Improvement (CCI) program, partially offset by increased commodity costs driven primarily by the impact of tariffs. Excluding the effects of special charges included in cost of goods sold, our adjusted gross profit margin increased by 100 basis points. Selling, general, and administrative (SG&A) expense as a percentage of sales increased by 70 basis points, primarily driven by increased investments in technology and increased brand marketing expense. Excluding special charges, adjusted operating income was $267.6 million in the first quarter of 2026, reflecting an increase of 18.8% compared to $225.2 million in the 2025 period, primarily driven by the impact of the acquisition of McCormick de Mexico. In constant currency, adjusted operating income increased by 16.0%.

Diluted earnings per share was $3.77 and $0.60 in the first quarters of 2026 and 2025, respectively. The gain on remeasurement of our previously held equity interest in McCormick de Mexico increased diluted earnings per share by $3.22 and special charges, including transaction and integration costs, lowered diluted earnings per share by $0.11. Excluding the effects of the remeasurement gain and special charges, adjusted diluted earnings per share was $0.66 and $0.60 in the first quarters of 2026 and 2025, respectively. The increase in adjusted diluted earnings per share was driven by favorable operating income, partially offset by an increase in the effective tax rate, higher income attributable to noncontrolling interests and a decrease in other income.
A detailed review of our first quarter 2026 performance compared to the first quarter of fiscal 2025 appears in the section titled “Results of Operations – Company” and “Results of Operations – Segments.” For a reconciliation of non-GAAP to reported amounts, see the subsequent discussion under the heading “Non-GAAP Financial Measures.”
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
Our outlook for 2026 adjusted operating income and adjusted earnings per share are non-GAAP financial measures that exclude or otherwise adjust for items impacting comparability of financial results. We are unable to reconcile projected adjusted operating income to projected reported operating income because we cannot reasonably predict the amount of special charges, including transaction and integration expenses, during this time period. We are unable to reconcile projected adjusted earnings per share to projected reported earnings per share due to the same factors affecting reported operating income.
In 2026, we expect net sales to grow between 13% and 17% compared to 2025, including an 11% to 13% increase as a result of the acquisition of a controlling interest in McCormick de Mexico and a 1% favorable impact from foreign currency rates, or to grow from 1% to 3% on an organic basis. We anticipate that net sales will benefit from favorable volume and product mix and pricing.
In 2026, we expect an increase in adjusted operating income of 16% to 20% compared to 2025, including a 1% favorable impact from foreign currency rates, or to increase by 15% to 19% on a constant currency basis. This anticipated increase in adjusted operating income reflects recovery of adjusted gross margin, accretion from the acquisition of the controlling interest in McCormick de Mexico and cost savings from our CCI program, partially offset by increased commodity costs and an increase in SG&A expense, including increased investments in technology, performance-based employee compensation expenses and investments aimed at driving volume growth, particularly in brand marketing. We project our brand marketing investments in 2026 to rise by low to mid-teens digits, including the impact from the acquisition of the controlling interest in McCormick de Mexico, compared to 2025.
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

RESULTS OF OPERATIONS – COMPANY

	Three months ended
	February 28, 2026	February 28, 2025
Net sales	$1,873.9	$1,605.5
Percent increase	16.7%	0.2%
Components of percent change in net sales – increase (decrease):
Pricing actions	1.9%	(0.2)%
Volume and product mix	(0.7)%	2.2%
Acquisition	12.4%	—%
Foreign exchange	3.1%	(1.8)%
Gross profit	$708.9	$604.0
Gross profit margin	37.8%	37.6%
Sales for the first quarter of 2026 increased by 16.7% from the same period in 2025 and increased by 1.2% on an organic basis (that is, excluding the impact of acquisitions and foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). The acquisition of McCormick de Mexico added 12.4% to net sales. Pricing favorably impacted sales by 1.9% with favorable pricing from our Consumer and Flavor Solutions segments of 2.2% and 1.5%, respectively. Unfavorable volume and product mix decreased sales by 0.7% with unfavorable volume and product mix from our Flavor Solutions and Consumer segments of 1.0% and 0.4%, respectively. Foreign currency rates increased sales by 3.1%.
Gross profit for the first quarter of 2026 increased by $104.9 million, or 17.4%, from the same period of 2025. Our gross profit margin was 37.8%, an increase of 20 basis points, driven by the impact of the McCormick de Mexico acquisition, which included a step-up of acquired inventory recognized as special charges in cost of goods sold as the related inventory was sold, favorable pricing, and CCI-led cost savings, partially offset by increased commodity costs driven primarily by the impact of tariffs. Excluding the impact of special charges included in cost of goods sold, adjusted gross margin was 38.6% for the first quarter of 2026, or an increase of 100 basis points.

	Three months ended
	February 28, 2026	February 28, 2025
Selling, general & administrative (SG&A) expense	$456.3	$378.8
Percent of net sales	24.3%	23.6%
SG&A expense increased by $77.5 million in the first quarter of 2026 as compared to the same period in 2025, driven primarily by the impact of the McCormick de Mexico acquisition, increased investments in technology, and increased brand marketing expense. SG&A as a percentage of net sales increased by 70 basis points.

	Three months ended
	February 28, 2026	February 28, 2025
Special charges	$25.1	$—
During the three months ended February 28, 2026, we recorded $25.1 million of special charges, including transaction and integration expenses. Those expenses consisted of $16.2 million associated with employee severance and related benefits associated with our SG&A streamlining actions, $7.9 million of transaction and integration costs, and $1.0 million associated with other actions.
Details with respect to the composition of special charges, including transaction and integration expenses, are included in Note 3 of the notes to the accompanying condensed consolidated financial statements.

	Three months ended
	February 28, 2026	February 28, 2025
Interest expense	$47.3	$48.5
Other income, net	4.8	9.8
Interest expense decreased by $1.2 million in the first quarter of 2026 as compared to the same period in 2025 driven by the effects of lower interest rates, partially offset by the impact of higher average borrowing levels.
Other income, net, decreased by $5.0 million in the first quarter of 2026 as compared to the same period in 2025 due to a lower level of interest income driven primarily by the impact of the acquisition of McCormick de Mexico on our average cash balance during the period.

	Three months ended
	February 28, 2026	February 28, 2025
Income from consolidated operations before income taxes	$185.0	$186.5
Income tax expense	48.7	41.6
Effective tax rate	26.3%	22.3%
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
Income tax expense for the three months ended February 28, 2026 was not impacted by discrete tax items. In addition to the effect of lower discrete tax items compared to the prior year period, the increase in effective tax rate was impacted by a change in the geographic mix of pre-tax earnings following the acquisition of McCormick de Mexico, resulting in a greater proportion of income generated in jurisdictions with higher income tax rates.
Income tax expense for the three months ended February 28, 2025, included $5.2 million of net discrete tax benefits consisting principally of a $5.0 million net tax benefit resulting from the revaluation of deferred taxes associated with enacted legislation.

	Three months ended
	February 28, 2026	February 28, 2025
Income from unconsolidated operations	$886.0	$18.5
Income from unconsolidated operations increased by $867.5 million in the first quarter of 2026 compared to the same period of 2025. This increase was primarily driven by a gain of $866.8 million on the remeasurement of our previously held equity interest in McCormick de Mexico, which is described in more detail in Note 2 of the notes to our accompanying condensed consolidated financial statements.

	Three months ended
	February 28, 2026	February 28, 2025
Net income attributable to noncontrolling interests	$6.1	$1.1
Net income attributable to noncontrolling interests increased by $5.0 million in the first quarter of 2026 compared to the same period in 2025. This increase was driven by the net income attributable to our noncontrolling interest in McCormick de Mexico.
The following table outlines the major components of the change in diluted earnings per share from 2025 to 2026:

Three months ended February 28,
2025 Earnings per share – diluted	$0.60
Impact of change in operating income	0.12
Increase in special charges	(0.11)
Decrease in other income, net	(0.01)
After tax gain on remeasurement of a previously held equity interest in McCormick de Mexico	3.22
Impact of change in effective income tax rate, excluding taxes on special charges	(0.03)
Impact of net income attributable to noncontrolling interest	$(0.02)
2026 Earnings per share – diluted	$3.77

RESULTS OF OPERATIONS — SEGMENTS
We measure the performance of our business segments based on operating income, excluding special charges for the periods presented. See Note 11 of the notes to our accompanying condensed consolidated financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges, to consolidated operating income. In the following discussion, we refer to our previously described measure of segment profit as segment operating income.
CONSUMER SEGMENT

	Three months ended February 28,
	2026	2025

Net sales	$1,145.0	$919.2
Percent increase (decrease)	24.5%	(0.2)%
Segment operating income	$179.6	$146.7
Segment operating income margin	15.7%	16.0%
In the first quarter of 2026, sales of our Consumer segment increased by 24.5% compared to the first quarter of 2025 and increased by 1.8% on an organic basis. The acquisition of McCormick de Mexico increased sales by 19.8%. Unfavorable volume and product mix decreased sales by 0.4%, driven by declines in the Americas region which were partially offset by growth in the EMEA and APAC regions. Favorable pricing impacted sales by 2.2% primarily driven by pricing actions in the Americas region. The favorable impact of foreign currency rates increased sales by 2.9%.
In the Americas region, Consumer segment sales increased by 30.4% in the first quarter of 2026 compared to the same quarter of 2025 and increased by 1.2% on an organic basis. The acquisition of McCormick de Mexico increased sales by 28.9%. Unfavorable volume and product mix decreased sales by 1.6%, which included the unfavorable impact of price elasticity. Favorable pricing impacted sales by 2.8%. The favorable impact of foreign currency rates increased sales by 0.3%.
In the EMEA region, Consumer segment sales increased by 15.5% in the first quarter of 2026 compared to the same quarter of 2025 and increased by 3.7% on an organic basis. Favorable volume and product mix increased sales by 2.4%, driven by higher sales of our core products in France. Favorable pricing impacted sales by 1.3%. The favorable impact from foreign currency rates increased sales by 11.8%.
In the APAC region, Consumer segment sales increased by 6.2% in the first quarter of 2026 compared to the same quarter of 2025 and increased by 2.2% on an organic basis. Favorable volume and product mix increased sales by 2.1%, driven by higher sales in China. Favorable pricing impacted sales by 0.1%. The favorable impact from foreign currency rates increased sales by 4.0%.
Segment operating income for our Consumer segment for the first quarter of 2026 increased by $32.9 million, or 22.4%, compared to the same period of 2025 driven by an increase in gross profit partially offset by an increase in SG&A expense. The increase in gross profit was driven by the impact of our acquisition of McCormick de Mexico, favorable pricing and CCI-led cost savings partially offset by increased commodity costs primarily driven by tariffs. The increase in SG&A expense was driven by the items described in the consolidated discussion. Segment operating margin decreased by 30 basis points to 15.7%. On a constant currency basis, segment operating income increased by 20.5%.

FLAVOR SOLUTIONS SEGMENT

	Three months ended
	February 28, 2026	February 28, 2025

Net sales	$728.9	$686.3
Percent increase	6.2%	0.8%
Segment operating income	$88.0	$78.5
Segment operating income margin	12.1%	11.4%
In the first quarter of 2026, sales of our Flavor Solutions segment increased by 6.2% as compared to the first quarter of 2025 and increased by 0.5% on an organic basis. The acquisition of McCormick de Mexico increased sales by 2.4%. Unfavorable volume and product mix unfavorably impacted sales by 1.0% driven by the Americas and EMEA regions partially offset by growth in the APAC region. Favorable pricing increased sales by 1.5%. The favorable impact of foreign currency rates increased sales by 3.3%.
In the Americas region, Flavor Solutions sales increased by 6.1% in the first quarter of 2026 compared to the first quarter of 2025 and increased by 0.8% on an organic basis. The acquisition of McCormick de Mexico increased sales by 3.4%. Unfavorable volume and product mix decreased sales by 1.7% driven by the effect of lower sales to packaged food customers. Favorable pricing impacted sales by 2.5%. The favorable impact from foreign currency rates increased sales by 1.9%.
In the EMEA region, Flavor Solutions sales increased by 7.3% in the first quarter of 2026 compared to the first quarter of 2025 and decreased by 0.5% on an organic basis. Unfavorable volume and product mix decreased sales by 0.5%. The favorable impact from foreign currency rates increased sales by 7.8%.
In the APAC region, Flavor Solutions sales increased by 5.1% in the first quarter of 2026 compared to the first quarter of 2025, and increased by 0.5% on an organic basis. Favorable volume and product mix increased sales by 2.6%, primarily driven by growth in China. Pricing unfavorably impacted sales by 2.1%. The favorable impact from foreign currency rates increased sales by 4.6%.
Segment operating income for our Flavor Solutions segment for the first quarter of 2026 increased by $9.5 million, or 12.1%, compared to the same period of 2025 driven by an increase in gross profit partially offset by an increase in SG&A expense. The increase in gross profit was driven by the impact of our acquisition of McCormick de Mexico, favorable pricing and CCI-led cost savings, partially offset by increased commodity costs primarily driven by tariffs. The increase in SG&A expense was driven by the impact of the McCormick de Mexico acquisition and increased investments in technology. Segment operating margin increased by 70 basis points to 12.1%. On a constant currency basis, segment operating income increased by 7.5%.
MARKET RISK SENSITIVITY
We utilize derivative financial instruments to enhance our ability to manage risk, including foreign exchange, interest rate, and commodity exposures, which exist as part of our ongoing business operations. We do not enter into contracts for trading purposes, nor are we a party to any leveraged derivative instrument. The use of derivative financial instruments is monitored through regular communication with senior management and the utilization of written guidelines.
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

The following table sets forth the notional values and unrealized net gain (loss) of the portfolio of our forward foreign currency and cross currency swap contracts:

	February 28, 2026	November 30, 2025
Forward foreign currency:
Notional value	$1,121.5	$1,018.2
Unrealized net (loss) gain	(3.5)	5.8
Cross currency swaps:
Notional value	1,030.4	1,011.9
Unrealized net loss	(19.4)	(9.6)
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
The following table sets forth the notional values and unrealized net gain (loss) of our interest rate swap contracts:

	February 28, 2026	November 30, 2025
Notional value	$500.0	$500.0
Unrealized net loss	(18.6)	(20.8)
The change in fair values of our interest rate swap contracts is due to changes in interest rates on the notional amounts outstanding as of each date as well as the remaining duration of our interest rate derivative contracts.
Commodity Risk
We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions, and other factors beyond our control. Our most significant raw materials are dairy products, pepper, onion, garlic, capsicums (red peppers and paprika), salt, tomato products, sugar, and soybean oil. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, customer price adjustments, and the use of derivative instruments. Our use of commodity derivatives is currently limited to swaps, futures, and options to reduce our exposure to the price volatility of soybean oil.
The following table sets forth the notional values and unrealized net gain (loss) of our commodity contracts:

	February 28, 2026	November 30, 2025
Notional value	$344.1	$—
Unrealized net gain	26.8	—
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
•Gain on remeasurement of previously held equity interest - On January 2, 2026, we completed the acquisition of an additional 25% ownership interest in McCormick de Mexico which increased our ownership to a 75% controlling interest. Prior to the acquisition of the additional ownership interest, we accounted for our 50% ownership interest as an equity method investment. The acquisition of the additional ownership interest resulted in the consolidation of McCormick de Mexico's financial results. As a result of the consolidation, the carrying value of our previously held 50% ownership interest was remeasured to fair value resulting in a gain.
Details with respect to the composition of special charges, including transaction and integration expenses, set forth below are included in Note 3 of the notes to our accompanying condensed consolidated financial statements. Details with respect to our gain on the revaluation of a previously held equity interest in McCormick de Mexico are included in Note 2 of the notes to our accompanying condensed consolidated financial statements.
Details with respect to the composition of special charges, including transaction and integration expenses, for the year ended November 30, 2025 are included in Note 2 of the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended November 30, 2025.
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
A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2025	For the three months ended
		February 28, 2026	February 28, 2025
Gross profit	$2,592.2	$708.9	$604.0
Impact of special charges included in cost of goods sold	2.1	15.0	—
Adjusted gross profit	$2,594.3	$723.9	$604.0
Gross profit margin (1)	37.9%	37.8%	37.6%
Impact of special charges (1)	—%	0.8%	—%
Adjusted gross profit margin (1)	37.9%	38.6%	37.6%

Operating income	$1,070.8	$227.5	$225.2
Impact of special charges	23.2	40.1	—
Adjusted operating income	$1,094.0	$267.6	$225.2
Operating income margin (2)	15.7%	12.1%	14.0%
Impact of special charges (2)	0.3%	2.2%	—%
Adjusted operating income margin (2)	16.0%	14.3%	14.0%

Income tax expense	$195.8	$48.7	$41.6
Impact of special charges	5.5	9.9	—
Adjusted income tax expense	$201.3	$58.6	$41.6
Income tax rate (3)	21.4%	26.3%	22.3%
Impact of special charges	0.1%	(0.3)%	—%
Adjusted income tax rate (3)	21.5%	26.0%	22.3%

Net income attributable to McCormick & Company	$789.4	$1,016.2	$162.3
Impact of special charges, net of non-controlling interest (4)	17.7	27.5	—
Gain on remeasurement of previously held equity interest	—	(866.8)	—
Adjusted net income	$807.1	$176.9	$162.3

Earnings per share – diluted	$2.93	$3.77	$0.60
Impact of special charges	0.07	0.11	—
Gain on remeasurement of previously held equity interest	—	(3.22)	—
Adjusted earnings per share – diluted	$3.00	$0.66	$0.60

(1)	Gross profit margin, impact of special charges, and adjusted gross profit margin are calculated as gross profit, impact of special charges, and adjusted gross profit as a percentage of net sales for each period presented. The impact of special charges included in cost of goods sold represents the step-up of acquired inventory recognized in cost of goods sold as the related inventory was sold.

(2)	Operating income margin, impact of special charges, and adjusted operating income margin are calculated as operating income, impact of special charges, and adjusted operating income as a percentage of net sales for each period presented.

(3)	Income tax rate is calculated as income tax expense as a percentage of income from consolidated operations before income taxes. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $225.1 million and $186.5 million for the three months ended February 28, 2026 and 2025, respectively. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $936.2 million for the year ended November 30, 2025.

(4)	The impact of special charges, net of noncontrolling interests, for the three months ended February 28, 2026 represents a $2.6 million non-controlling interest effect associated with the step-up of acquired inventory recognized in cost of goods sold as the related inventory was sold.
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

Rates of constant currency and organic growth (decline) follow:

	Three months ended February 28, 2026
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on a constant currency basis	Impact of acquisition	Percentage change on an organic basis
Net sales:
Consumer segment:
Americas	30.4%	0.3%	30.1%	28.9%	1.2%
EMEA	15.5%	11.8%	3.7%	—%	3.7%
APAC	6.2%	4.0%	2.2%	—%	2.2%
Total Consumer	24.5%	2.9%	21.6%	19.8%	1.8%
Flavor Solutions segment:
Americas	6.1%	1.9%	4.2%	3.4%	0.8%
EMEA	7.3%	7.8%	(0.5)%	—%	(0.5)%
APAC	5.1%	4.6%	0.5%	—%	0.5%
Total Flavor Solutions	6.2%	3.3%	2.9%	2.4%	0.5%
Total net sales	16.7%	3.1%	13.6%	12.4%	1.2%

	Three months ended February 28, 2026
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Adjusted operating income:
Consumer segment	22.4%	1.9%	20.5%
Flavor Solutions segment	12.1%	4.6%	7.5%
Total adjusted operating income	18.8%	2.8%	16.0%

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

Projections for the Year Ending November 30, 2026
Percentage change in net sales	13% to 17%
Impact of favorable foreign currency exchange	1%
Percentage change in net sales in constant currency	12% to 16%
Impact of acquisition	11% to 13%
Percentage change in organic net sales	1% to 3%

Percentage change in adjusted operating income	16% to 20%
Impact of favorable foreign currency exchange	1%
Percentage change in adjusted operating income in constant currency	15% to 19%

Percentage change in adjusted earnings per share - diluted	2% to 5%
Impact of favorable foreign currency exchange	1%
Percentage change in adjusted earnings per share in constant currency- diluted	1% to 4%
LIQUIDITY AND FINANCIAL CONDITION

	Three months ended
	February 28, 2026	February 28, 2025

Net cash provided by operating activities	$50.9	$115.5
Net cash used in investing activities	(762.4)	(37.1)
Net cash used in financing activities	781.7	(155.2)
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
We expect that the proposed combination with Unilever Foods is likely to result in a material increase in our debt and liquidity needs that will impact our capital needs prior to and after the closing of such transaction. Under the terms of the Merger Agreement, we will issue voting and non-voting securities to Unilever and its shareholders and make a one-time cash payment of $15.7 billion to Unilever, subject to certain adjustments, which we intend to fund through the Bridge Facility and, to the extent available, the Permanent Financing. See "Bridge Commitment Letter and Financing Arrangements" in the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion. We believe that our sources of liquidity, which include existing cash balances, cash flows from operations, existing credit facilities, our commercial paper program, access to capital markets and the committed debt financing related to the proposed transaction with Unilever Foods, will provide sufficient liquidity to meet our debt obligations, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, the one-time cash payment to Unilever in connection with the proposed transaction, the payment associated with an acquisition and payment of anticipated quarterly dividends for at least the next twelve months.

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
Operating Cash Flow — Net cash provided by operating activities of $50.9 million for the three months ended February 28, 2026, decreased $64.6 million as compared to $115.5 million for the corresponding 2025 period. The decrease in operating cash flow was primarily driven by higher income tax payments and cash used for working capital partially offset by lower incentive payments. The higher use of cash associated with working capital, net of effect of business acquired, was driven by an increased use of cash associated with accounts payable, partially offset by a source of cash associated with inventory in 2026 compared to a use of cash in the 2025 period.
Investing Cash Flow — Cash used in investing activities of $762.4 million for the three months ended February 28, 2026 increased by $725.3 million as compared to $37.1 million for the corresponding period in 2025. Our primary investing cash flows included cash used in the acquisition of a business and cash used for capital expenditures. Capital expenditures, including expenditures for capitalized software decreased from the 2025 level of $37.1 million to $32.5 million. Cash used for the acquisition of a business, net of cash acquired was $729.9 million. We expect 2026 capital expenditures to approximate $275 million.
Financing Cash Flow — Financing activities provided cash of $781.7 million for the three months ended February 28, 2026 as compared to a use of cash of $155.2 million for the corresponding period in 2025. The year-over-year change was primarily driven by fluctuations in net borrowings, share repurchase activity, and dividend payments, as further described below.
The following table outlines our net borrowing activities:

	Three months ended
	February 28, 2026	February 28, 2025

Net increase in short-term borrowings (repayments), net	$928.5	$(25.9)
Repayments of long-term debt	(502.2)	(11.5)
Long-term debt borrowings (net of debt issuance costs of $0.5)	497.4	—
Net cash provided by (used in) borrowing activities	$923.7	$(37.4)
In the first quarter of 2026 the increase in short-term borrowings was principally to fund investing cash requirements. We repaid $502.2 million of long-term debt, including the $500 million, 0.90% notes that matured in February 2026. We also issued $500 million of 4.150% notes due 2029, with net proceeds received of $497.1 million.
The following table outlines the activity in our share repurchase program:

	Three months ended
	February 28, 2026	February 28, 2025
Number of shares of common stock repurchased (in thousands)	154	224
Dollar amount (in millions)	$10.9	$17.2
As of February 28, 2026, approximately $403 million remained of the $600 million share repurchase program that was authorized by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the three months ended February 28, 2026, we received proceeds of $12.6 million from exercised stock options as compared to $6.7 million received in the corresponding 2025 period. We repurchased $9.2 million and $6.7 million of common stock during the three months ended February 28, 2026 and 2025, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.
Dividends paid increased to $128.9 million, or a per share quarterly dividend of $0.48, in the first three months of 2026 from $120.7 million, or a per share quarterly dividend of $0.45, of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors.
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

At February 28, 2026 and 2025, we temporarily used $439.3 million and $607.3 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are typically lower at the end of a quarter. The average short-term borrowings outstanding for the three months ended February 28, 2026 and 2025 were $1,286.7 million and $981.3 million, respectively. Total average debt outstanding for the three months ended February 28, 2026 and 2025 was $4,920.0 million and $4,781.3 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At February 28, 2026, the exchange rate for the British pound sterling, Euro, Canadian dollar, Mexican peso, Chinese renminbi, Australian dollar, and Polish zloty were higher than the U.S. dollar at November 30, 2025.
Credit and Capital Markets
Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, capital expenditures and share repurchases. We also rely on our revolving credit facilities, or borrowings backed by these facilities, to fund working capital needs and other general corporate requirements.
In February 2026, we issued $500 million aggregate principal amount of 4.150% unsecured senior notes due 2029. Interest is payable semiannually in February and August of each year. The net proceeds received from the issuances of these notes of $497.1 million were used to repay a portion of the outstanding $500 million, 0.90% notes due in February 2026.

Our committed revolving credit facilities include a five-year $2.0 billion revolving credit facility expiring in May 2030 and a 364-day $500 million revolving credit facility expiring in January 2027. Pricing for both facilities, on a fully drawn basis, is currently Term SOFR plus 1.125% and is based on a credit rating grid, with a maximum fully drawn rate of Term SOFR plus 1.50%. The provisions of our revolving credit facilities restrict subsidiary indebtedness and require us to maintain a minimum interest coverage ratio. We do not expect that this covenant would limit our access to our revolving credit facilities for the foreseeable future.
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
Material Cash Requirements

We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. Our primary obligations include principal and interest payments on our outstanding short-term borrowings and long-term debt. Our other cash requirements include raw material purchases, lease payments, income taxes, anticipated quarterly dividends, and pension and postretirement benefits, as well as other contractual obligations. In addition, in connection with the proposed transaction with Unilever Foods, we will be obligated to make a one-time cash payment of $15.7 billion to Unilever, subject to certain adjustments.

These obligations impact our liquidity and capital resource needs. To meet those cash requirements, we intend to use our existing cash, cash equivalents and internally generated funds, to borrow under our existing credit facilities or under other short-term borrowing facilities, to utilize the committed debt financing we have obtained in connection with the proposed transaction, and depending on market conditions and upon the significance of the cost of a particular debt maturity to our then-available sources of funds, to obtain additional short- and long-term financing. We believe that the cash provided from these sources will be adequate to meet our future cash requirements.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements are issued periodically that affect our current and future operations. See Note 1 of notes to the accompanying condensed consolidated financial statements for further details of these impacts.
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
In preparing the financial statements, we are required to make estimates and assumptions that have an impact on the assets, liabilities, revenue and expenses reported. These estimates can also affect supplemental information disclosed by us, including information about contingencies, risk and financial condition. We believe, given current facts and circumstances, our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied. Inherent in the nature of an estimate or assumption is the fact that actual results may differ from estimates, and estimates may vary as new facts and circumstances arise. In preparing the financial statements, we make routine estimates and judgments in determining the net realizable value of accounts receivable, inventory, fixed assets, and prepaid allowances. Our most critical accounting estimates and assumptions are included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.
There have been no changes in our critical accounting estimates and assumptions included in our Annual Report on Form 10-K for the fiscal year ended November 30, 2025 except as follows.
Business Combinations
We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the closing of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. The fair value of any noncontrolling interest is estimated based on the implied value derived from the consideration transferred adjusted for any control premium. Any excess of the purchase consideration over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets, and noncontrolling interest. We generally obtain the assistance of a third-party valuation specialist in estimating fair values of tangible and intangible assets as well estimating the fair value of any noncontrolling interest. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Determining the useful lives of intangible assets also requires judgment. Certain intangibles are expected to have indefinite lives, including brand intangibles based on their history and our plans to continue to support and build the acquired brands, and reacquired rights based on their ability to contribute cash flows for the foreseeable future without substantive limiting factors. Other acquired intangible assets such as customer relationships are expected to have determinable useful lives. Our estimates of the useful lives of definite-lived intangible assets are primarily based upon historical experience, the competitive and macroeconomic environment, and our operating plans. The costs of definite-lived intangibles are amortized to expense over their estimated life.
FORWARD-LOOKING INFORMATION
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, special charges, including transaction and integration expenses, acquisitions, brand marketing support, volume and product mix, income tax expense, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” “should,” “anticipate,” “intend,” “believe,” “plan,” and similar expressions. These statements may relate to: the anticipated benefits of, and our plans, strategies and objectives relating to, the proposed transaction with Unilever Foods, including: due to the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction, including changes in relevant tax and other applicable laws; the failure to obtain necessary regulatory approvals, approval of our shareholders, anticipated tax treatment or any required financing, or to satisfy any of the other conditions to the proposed transaction; the possibility that unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies could impact the value or expected benefit of, timing or pursuit of the proposed transaction; the risks and costs of the pursuit and/or implementation of the anticipated separation of Unilever Foods business prior to closing, including the anticipated timing required to complete the separation, any adjustment to the terms of the separation and any changes to the configuration of the businesses included in the separation if implemented; the financing of the proposed transaction, including with respect to the Bridge Commitment and any other subsequent financing; the effectiveness of a registration statement on Form S-4 and our receipt of shareholder approval for the proposed transaction and certain related matters; the anticipated ownership percentages of McCormick shareholders, Unilever shareholders and Unilever following the closing of the proposed transaction; the effect of the announcement or pendency of the proposed transaction on Unilever Foods’ or McCormick’s business relationships, competition, business, financial condition and operating results; the ability of McCormick to successfully integrate Unilever Foods’ operations and implement its plans, forecasts and other expectations with respect to Unilever Foods’ business or the combined business after the closing of the proposed transaction; the ability of McCormick to manage additional debt and successfully de-lever following the transaction; general economic and industry conditions, including consumer spending rates, recessions, interest rates, and availability of capital; expectations regarding sales growth potential in various geographies and markets, including the impact of brand marketing support, product innovation, and customer, channel, category, heat platform, and e-commerce expansion; the expected results of operations of businesses acquired, including the additional 25% ownership interest in McCormick de Mexico; expected trends in net sales, earnings performance, and other financial measures; the expected impact of pricing actions on the Company's results of operations, including our sales volume and mix as well as gross margins; the expected impact of the inflationary cost environment on our business; the anticipated effects of factors affecting our supply chain, including the availability and prices of commodities and other supply chain resources such as raw materials, packaging, labor, and transportation; the potential impact of trade policies, including new tariffs; the expected impact of productivity improvements, including those associated with our CCI program and the Global Business Services operating model initiative; the ability to identify, attract, hire, retain, and develop qualified personnel and the next generation of leaders; the impact of ongoing conflicts, including those between Russia and Ukraine and the war/conflict in the Middle East, including the potential for broader economic disruption, in particular related to fuel prices; expected working capital improvements; the anticipated timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; expectations regarding pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable payments of interest, repayment of short- and long-term debt, working capital needs, planned capital expenditures, quarterly dividends, and our ability to obtain additional short- and long-term financing or issue additional debt securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the Company's ability to drive revenue growth; the Company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the Company's reputation or brand name; loss of brand relevance; increased private label use; the Company's ability to offset cost pressures or business impacts related to trade policies, including new tariffs; the Company's ability to drive productivity improvements, including those related to our CCI program and other streamlining actions; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crises; issues affecting the Company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; the impact of the ongoing conflicts between Russia and Ukraine and the war in the Middle East, including the potential for broader economic disruption; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of our amount of outstanding indebtedness and related level of debt service as well as the effects that such debt service may have on the Company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the Company's information technology systems, including the threat of data breaches and cyber-attacks; the Company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, and volatility in our effective tax rate; climate change; Environmental, Social and Governance (ESG) matters; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the Company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; risks related to the proposed transaction, including: direct transaction costs and substantial transition and integration-related costs associated with the proposed transaction with Unilever Foods; the parties' ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction, and the occurrence of any event, change or other circumstance that could give rise to the termination of the transaction agreement; the failure to obtain necessary regulatory approvals, anticipated tax treatment or any required financing, or to satisfy any of the other conditions to the transaction; the possibility that unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies could adversely impact the value or expected benefit of, timing or pursuit of the transaction; the risks and costs of the pursuit and/or implementation of the anticipated separation of Unilever Foods' business prior to closing; uncertainties as to access to available financing to consummate the transaction upon acceptable terms and on a timely basis or at all; the failure to obtain the effectiveness of a registration statement on Form S-4 or our receipt of shareholder approval for the transaction; the effect of the announcement or pendency of the transaction on Unilever Foods' or McCormick's business relationships, competition, business, financial condition and operating results, including risks that the transaction disrupts current plans and operations of Unilever Foods or McCormick; the ability of Unilever Foods or McCormick to retain and hire key personnel, risks related to diverting either management team's attention from ongoing business operations, and risks associated with third-party contracts containing consent and/or other provisions that may be triggered by the transaction; the ability of McCormick to successfully integrate Unilever Foods' operations and implement its plans, forecasts and other expectations with respect to Unilever Foods' business or the combined business after the closing of the transaction; the ability of McCormick to manage additional debt and successfully de-lever following the transaction; the outcome of any legal proceedings that may be instituted against Unilever

Foods or McCormick related to the transaction; and other risks as described herein under Part II, Item 1A “Risk Factors—Risks Relating to the Proposed Transaction”; and other risks described in the Company's filings with the Securities and Exchange Commission.
Actual results could differ materially from those projected in the forward-looking statements. The Company undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.
ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see “Market Risk Sensitivity” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations above, Note 4 of notes to our accompanying condensed consolidated financial statements, and Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended November 30, 2025. Except as described in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Market Risk Sensitivity, and Note 4 of notes to our accompanying condensed consolidated financial statements, there have been no significant changes in our financial instrument portfolio or market risk exposures since our November 30, 2025 fiscal year end.
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
There were no changes in our internal control over financial reporting as defined in Rule 13-a-15(f) that occurred during our latest fiscal quarter, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as follows.
During our first quarter of 2026, we migrated certain financial processing systems as part of our enterprise resource planning (ERP) replacement program. This migration included financial processing systems related to the management of orders, invoicing, and trade promotions. We expect future migration of additional financial processing systems throughout our U.S. business as we complete the U.S. portion of the ERP replacement program through 2027.
On January 2, 2026, we completed the acquisition of an additional 25% ownership in McCormick de Mexico from Grupo Herdez, for a purchase price of $750 million, which increases our ownership to a 75% controlling interest. As a majority-owned subsidiary, McCormick de Mexico operates under a control framework that includes governance oversight, standardized financial reporting requirements, and consolidation and noncontrolling interest controls. As permitted by the Securities and Exchange Commission Staff interpretative guidance for newly acquired businesses, management will exclude McCormick de Mexico from its evaluation of the effectiveness of internal control over financial reporting as of November 30, 2026.

PART II – OTHER INFORMATION
ITEM 1.LEGAL PROCEEDINGS
There are no material pending legal proceedings in which we or our subsidiaries is a party or in which any of our or their property is the subject.

ITEM 1.ARISK FACTORS
There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended November 30, 2025, except as follows.
Risks Related to Our Company, Business and Operations
The conflict between the United States, Israel, and Iran and related geopolitical instability may adversely affect our business.
In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we do not have material operations in the Middle East, the ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain, adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, financial markets and overall macroeconomic conditions, and adversely impact customer spending patterns in markets in which we operate. While we expect the impacts of conflict between the United States, Israel, and Iran to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.
Risks Relating to the Proposed Transaction
We may fail to complete the proposed transaction or may not complete it on the terms described herein or in our other filings with the SEC.
The proposed transaction is subject to the satisfaction or waiver of customary closing conditions, including, among other things, approval by the requisite vote of our shareholders of the issuance of our voting and non-voting stock in connection with the transaction and an amendment to our charter, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, obtaining certain other regulatory approvals, and the effectiveness of a registration statement on Form S-4 to be filed by us. As a result, the possible timing and likelihood of completion are uncertain and, accordingly, there can be no assurance that the proposed transaction will be completed on the anticipated schedule, if at all.
Any delay in completing the proposed transaction could cause us not to realize some or all of the anticipated benefits when expected, if at all. If the proposed transaction is not completed, we could be subject to a number of risks that may adversely affect our business and operating results, including, among other things:
•our stock price could decline to the extent it reflects an assumption that we will complete the proposed transaction;
•our incurrence of significant transaction costs that we would be unable to recoup;
•under certain specified circumstances we could be required to pay Unilever a termination fee, as more fully described in the Merger Agreement;
•we may be subject to litigation related to any failure to complete the proposed transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement; and
•negative publicity and other negative impacts on our relationships with customers, suppliers, and employees resulting from failure to complete the proposed transaction.
In addition, the terms of the definitive agreements governing the proposed transaction, including, but not limited to, a stockholders’ agreement, a transition services agreement, a tax matters agreement and certain intellectual property and asset purchase agreements, to be entered into by us at closing, have not been finalized and remain subject to negotiation. The final terms of such agreements may differ materially from those described herein and in our other filings with the SEC. There can be no assurance that the parties will reach agreement on mutually acceptable final terms for all definitive agreements, or that the definitive agreements, once executed, will reflect the economic or legal terms currently anticipated or described herein.
The proposed transaction is subject to the receipt of governmental approvals that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the proposed transaction.
Completion of the proposed transaction is conditioned upon the receipt of certain governmental authorizations, consents, or other approvals, including certain antitrust approvals and any foreign investment approvals. There can be no assurance that these approvals will be obtained and that the other conditions to completing the proposed transaction will be satisfied. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the proposed transaction or require changes to the terms of the proposed transaction or agreements to be entered into in connection with the proposed transaction, including the divestiture of certain businesses or assets. Such conditions or changes and the process of obtaining these approvals could have the effect of delaying or impeding completion of the proposed transaction or of imposing additional costs or limitations on us following completion of the proposed transaction, and could jeopardize or delay completion of the proposed transaction or reduce the anticipated benefits of the proposed transaction, any of which might have an adverse effect on our business, operating results and financial condition.
The pendency of the proposed transaction may adversely affect our business and operations.
While the proposed transaction is pending, uncertainty about the effect of the proposed transaction on our employees, customers, suppliers, and other business relationships may adversely affect our business and operations. Such uncertainty may impair our ability to retain and motivate key personnel, and our current and prospective customers and suppliers may defer decisions concerning us, or seek to change or terminate existing relationships with us. In addition, the Merger Agreement restricts us from taking certain actions outside the ordinary course of business prior to closing, including, among other things, certain acquisitions, certain amendments to material contracts, and non-ordinary course changes to compensation arrangements, in each case without the consent of Unilever. These restrictions may prevent us from pursuing business opportunities or taking actions with respect to our business that we would otherwise consider advisable, and may adversely affect our ability to attract and retain key employees prior to the closing of the proposed transaction. Any of these factors could adversely affect our business, operating results and financial condition.
Failure to realize the benefits expected from the proposed transaction could adversely affect our business, operating results and financial condition.
The anticipated benefits we expect from the proposed transaction are based on projections and assumptions about our combined business with Unilever Foods, which may not materialize as expected or which may prove to be inaccurate. We may encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities and use more cash and other financial resources on integration and implementation activities than we expect, including as a result of any adjustments to the terms of the proposed transaction and any changes to the configuration of the businesses included in the separation. Our business, operating results and financial condition could be adversely affected if we are unable to realize the anticipated benefits from the proposed transaction on a timely basis, if at all, including, among other things, realizing the anticipated synergies from the proposed transaction in the anticipated amounts or within the anticipated timeframes or cost expectations, if at all. Achieving the benefits of the proposed transaction will depend, in part, on our ability to integrate the business and operations of Unilever Foods successfully and efficiently with our business. The challenges involved in this integration, which may be complex and time-consuming, include, among others, the following:
•preserving customer and supplier and other important relationships of Unilever Foods and attracting new business and operational relationships;
•coordinating and integrating independent research and development and commercial teams across product platforms to enhance product development while reducing costs;
•integrating financial forecasting and controls, procedures and reporting cycles;
•consolidating and integrating corporate, IT, finance and administrative infrastructures, including addressing the possibility of incompatibility between the two companies’ information technology systems;
•coordinating sales and marketing efforts to effectively position the combined company’s capabilities and the direction of product development;
•integrating Unilever Foods’ operations and product lines;
•obligations that we will have to counterparties of Unilever Foods that arise as a result of the change in control of Unilever Foods;
•integrating employees and related HR systems and benefits, maintaining employee productivity and retaining key employees;
•harmonizing standards, controls, procedures, accounting policies, compensation structures and corporate cultures across the combined organization;
•aligning regulatory, quality, safety and sustainability practices across the combined organization, including with respect to Unilever Foods’ international operations; and
•addressing contingent and unknown liabilities of Unilever Foods, including those that may not have been identified during due diligence.
If we do not successfully manage these issues and the other challenges inherent in integrating an acquired business, then we may not achieve the anticipated benefits of the proposed transaction on our anticipated timeframe, if at all, and additional integration costs may dilute the earnings per share of the combined company, and our business, revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. The successful completion of the proposed transaction and the integration of the Unilever Foods business will require significant management attention both before and after the completion of the proposed transaction, and may divert the attention of management from our normal business operations.
As a result of the proposed transaction, we anticipate that the scope and size of our operations and business will substantially change and will result in certain incremental risks to us, including increased competition.
We anticipate that the proposed transaction will substantially expand the scope and size of our business by adding substantial assets and operations to our existing business. The anticipated future growth of our business will impose significant added responsibilities on management, including, among other things, the need to identify, recruit, train and integrate additional employees. Our senior management’s attention may be diverted from the management of our business and its daily operations to the completion of the proposed transaction and the integration of the assets acquired in the proposed transaction. Further, the proposed transaction could also create uncertainty for our or Unilever Foods’ employees and customers, particularly during the post-closing integration process. It could also disrupt existing business relationships, make it more difficult to develop new business relationships, or otherwise negatively impact the way that we operate our business.

We also anticipate that the proposed transaction will result in increased competition. We and Unilever Foods operate in a highly competitive food industry and competition in our combined product categories is based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing and promotional activity, and the ability to identify and satisfy consumer preferences. Weak economic conditions, recessions, significant inflation and other factors could further intensify these competitive pressures, and may result in decreased sales volumes, price reductions and/or increased operating costs, and could result in lower revenues, margins and net income for the combined company. These impacts could also result in our failure to realize expected synergies or cost savings as a result of the proposed transaction. The proposed transaction could increase the competition we face in certain categories and regions.
In addition, the completion of the proposed transaction may heighten the potential adverse effects on our business, operating results or financial condition described elsewhere in the Risk Factors in this Quarterly Report.
Our significant debt may limit our financial flexibility following the proposed transaction.
We expect to incur a substantial amount of debt in connection with the proposed transaction and have entered into the Bridge Commitment Letter providing for the Bridge Facility in an aggregate principal amount of up to $15.7 billion for the purpose of financing all or a portion of the cash consideration to be paid in the proposed transaction and paying related fees and expenses in connection with the proposed transaction and the other transactions contemplated by the Merger Agreement. We anticipate replacing some or all of the Bridge Facility commitments on or prior to closing with Permanent Financing. See "Bridge Commitment Letter and Financing Arrangements" in the notes to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. In addition to direct transaction costs, we expect to incur substantial transition and integration-related costs following the closing of the proposed transaction, the incurrence of which, together with additional indebtedness, could adversely affect our credit rating, cash flows, operating results, and ability to return capital to shareholders.
Our ability to obtain and the terms of the Permanent Financing will depend on, among other factors, prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain the Permanent Financing on terms acceptable to us or at all, in which case we may need to draw on the Bridge Facility to fund the cash consideration and related fees and expenses at closing of the proposed transaction. Our obligation to complete the proposed transaction is not conditioned upon the receipt of any financing.
Following the proposed transaction, the substantial indebtedness incurred in connection with the proposed transaction could have adverse effects on our business, operating results and financial condition, including, among other things:
•increasing our vulnerability to changing economic, regulatory and industry conditions;
•limiting our ability to compete and our flexibility in planning for, or reacting to, changes in our business and the industry;
•placing us at a competitive disadvantage compared to our competitors with less indebtedness;
•increasing our interest expense and potentially requiring us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash to fund our business needs;
•limiting our ability to borrow additional funds in the future to fund growth, acquisitions, working capital, capital expenditures or other purposes; and
•limiting our ability to pursue other strategic opportunities or acquisitions that might otherwise be beneficial to us and our shareholders.

Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness following the proposed transaction will depend on, among other factors, our financial position and performance as well as prevailing market conditions and other factors beyond our control. Our combined business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures and meet other liquidity needs. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital or debt refinancing on terms less favorable to us than our existing indebtedness. In the event we are unable to complete any of the foregoing, we may default on our debt obligations which, if not cured or waived, could accelerate the repayment obligations under all of our outstanding debt, which could have a material adverse effect on our business, operating results or financial condition. See also "Increases in interest rates or changes in our credit ratings may negatively impact us" and "Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital" in Part I, Item 1A (Risk Factors) to our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.
In addition, the level and quality of our earnings, operations, business and management, among other things, will impact the determination of our credit ratings by credit rating agencies. A decrease in the ratings assigned to us may negatively impact our access to the debt capital markets and increase our cost of borrowing. There can be no assurance that we will be able to obtain any future required financing on acceptable terms, if at all. In addition, there can be no assurance that we will be able to maintain the current credit worthiness or prospective credit rating of the combined company. Any actual or anticipated changes, or adverse conditions in the debt capital markets, could:
•adversely affect the trading price of, or market for, our debt securities;
•increase interest expense under our existing debt;
•increase the cost of, and adversely affect our ability to refinance, our existing debt; and
•adversely affect our ability to raise additional debt.
The issuance of our common stock in connection with the proposed transaction will dilute the ownership interests of our existing shareholders. Investors holding our shares prior to the completion of proposed transaction will, in the aggregate, have a significantly reduced ownership and voting interest in the combined company after the proposed transaction and will exercise less influence over management.
As a result of the proposed transaction, and subject to Unilever not electing to dispose of its interest in the combined company under the Merger Agreement, our existing shareholders are expected to own approximately 35.0% of the combined company, with current Unilever shareholders expected to own approximately 55.1% and Unilever retaining approximately 9.9%, subject to a one-year lock-up period. This significant dilution in ownership will reduce the ability of holders of our voting securities to influence our management and policies after closing of the proposed transaction, and could have an adverse effect on the trading price of our securities.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table summarizes our purchases of our Common Stock (CS) and Common Stock Non-Voting (CSNV) during the first quarter of 2026.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2025 to December 31, 2025	CS – 0	$—	—	$414	million
	CSNV – 0	$—	—
January 1, 2026 to January 31, 2026	CS – 2,500	$61.98	2,500	$413	million
	CSNV – 0	$—	—
February 1, 2026 to February 28, 2026	CS – 149,319 (1)	$71.28	149,319	$403	million
	CSNV – 0	$—	—
Total	CS – 153,819	$71.13	153,819	$403	million
	CSNV – 0	$—

(1)	On February 13, 2026, we purchased 24,319 shares of our CS from our U.S. defined contribution retirement plan to manage shares, based upon participant activity, in the plan's company stock fund. The price paid per share represented the closing price of the CS on February 13, 2026.

As of February 28, 2026, approximately $403 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the first quarter of 2026, we issued 416,313 shares of CSNV in exchange for shares of CS and issued 4,794 shares of CS in exchange for shares of CSNV.

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
(iv)Form of 3.40% Notes due 2027, incorporated by reference from Exhibit 4.4 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(v)Form of 4.20% Notes due 2047, incorporated by reference from Exhibit 4.5 of McCormick’s Form 8-K dated August 7, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on August 11, 2017.
(vi)Form of 2.50% Notes due 2030, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated April 13, 2020, File No. 1-14920, as filed with the Securities and Exchange Commission on April 16, 2020.
(vii)Form of 1.85% Notes due 2031, incorporated by reference from Exhibit 4.3 of McCormick’s Form 8-K dated February 11, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on February 11, 2021.
(viii)Form of 4.95% Notes due 2033, incorporated by reference from Exhibit 4.2 of McCormick's Form 8-K dated April 6, 2023, File No. 1-14920, as filed with the Securities and Exchange Commission on April 6, 2023.

(ix)Form of 4.70% Notes due 2034, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated October 8, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on October 8, 2024.
(x)Form of 4.15% Notes due 2029, incorporated by reference from Exhibit 4.2 of McCormick’s Form 8-K dated February 3, 2026, File No. 1-14920, as filed with the Securities and Exchange Commission on February 5, 2026.
(xi)Description of Securities of McCormick & Company, Incorporated, incorporated by reference from Exhibit 4(xiii) of McCormick's Form 10-K for the fiscal year ended November 30, 2021, File No. 1-14920, as filed with the Securities and Exchange Commission on January 27, 2022.

(10)Material Contracts

(i)Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000, and May 16, 2003, in which directors, officers, and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*
(ii)2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*
(iii)Non-Qualified Retirement Savings Plan, with an effective date of February 1, 2017, in which directors, officers, and certain other management employees participate, a copy of which Plan document was attached as Exhibit 10(v) of McCormick's Form 10-Q for the quarter ended February 28, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on March 28, 2017, and incorporated by reference herein.*
(iv)The 2007 Omnibus Incentive Plan, in which directors, officers, and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*
(v)The Amended and Restated 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick's definitive Proxy Statement dated February 14, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2019.*
(vi)The 2022 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2022.*
(vii)Amendment No. 1 to the 2022 Omnibus Incentive Plan is incorporated by reference from Exhibit 10(vii) of McCormick's Form 10-Q for the quarter ended May 31, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on June 29, 2022.*
(viii)Form of Long-Term Performance Plan Agreement, incorporated by reference from Exhibit 10(i) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*

(ix)Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10(ii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(x)Form of Restricted Stock Units Agreement for Directors, incorporated by reference from Exhibit 10(iii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xi)Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(iv) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xii)Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(v) of McCormick's Form 8-K/A, as amended, March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xiii)Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(xii) of McCormick's Form 10-Q for the quarter ended May 31, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on June 27, 2024. *
(xiv)Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(xiv) of McCormick's Form 10-Q for the quarter ended May 31, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on June 27, 2024. *
(xv)Form of Indemnification Agreement, incorporated by reference from Exhibit 10(xv) of McCormick's Form 10-Q for the quarter ended February 28, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on March 26, 2014.*
(xvi)Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*

(19)     McCormick Insider Trading Policy, incorporated by reference from Exhibit 19 of McCormick’s Form 10-K for the fiscal year ended November 30, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on January 23, 2025.
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
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2026, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated

Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Stockholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended February 28, 2026, files electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

March 31, 2026	By:	/s/ Marcos M. Gabriel
Marcos M. Gabriel
Executive Vice President & Chief Financial Officer

March 31, 2026	By:	/s/ Gregory P. Repas
Gregory P. Repas
Vice President & Controller
Principal Accounting Officer