Form 10-Q
period 2026-05-31
MCCORMICK & CO INC
filed 2026-06-25
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2026
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
May 31, 2026
Common Stock	14,796,402
Common Stock Non-Voting	254,055,150

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Net sales	$1,936.6	$1,659.5	$3,810.5	$3,265.0
Cost of goods sold	1,158.4	1,036.7	2,323.4	2,038.2
Gross profit	778.2	622.8	1,487.1	1,226.8
Selling, general and administrative expense	441.8	364.2	898.1	743.0
Special charges	60.0	12.8	85.1	12.8
Operating income	276.4	245.8	503.9	471.0
Interest expense	62.7	51.0	110.0	99.5
Other income, net	6.5	9.8	11.3	19.6
Income from consolidated operations before income taxes	220.2	204.6	405.2	391.1
Income tax expense	63.5	49.3	112.2	90.9
Net income from consolidated operations	156.7	155.3	293.0	300.2
Income from unconsolidated operations	3.5	20.7	889.5	39.2
Net income	160.2	176.0	1,182.5	339.4
Net income attributable to noncontrolling interests	10.1	1.0	16.2	2.1
Net income attributable to McCormick & Company	$150.1	$175.0	$1,166.3	$337.3
Earnings per share – basic	$0.56	$0.65	$4.34	$1.26
Earnings per share – diluted	$0.56	$0.65	$4.33	$1.25
Average shares outstanding – basic	269.2	268.6	269.0	268.5
Average shares outstanding – diluted	269.2	269.4	269.3	269.5
Cash dividends paid per share – voting and non-voting	$0.48	$0.45	$0.96	$0.90
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Net income	$160.2	$176.0	$1,182.5	$339.4
Other comprehensive income (loss):
Currency translation adjustments	(32.2)	123.5	150.4	89.6
Amounts reclassified into earnings upon acquisition of controlling interest	—	—	44.8	—
Change in derivative financial instruments	30.5	(2.6)	58.6	(0.3)
Unrealized components of pension and other postretirement plans	(0.3)	(2.3)	(2.2)	(3.3)
Tax (expense) benefit	(10.3)	6.1	(15.9)	5.1
Total other comprehensive income, net of tax	(12.3)	124.7	235.7	91.1
Comprehensive income	$147.9	$300.7	$1,418.2	$430.5
Attributable to:
Non-controlling interests	$10.3	$2.3	$50.2	$3.2
McCormick & Company shareholders' equity	$137.6	$298.4	$1,368.0	$427.3
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	May 31, 2026	November 30, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$331.2	$95.9
Trade accounts receivable, net of allowances	709.4	628.9
Inventories, net
Finished products	694.7	629.1
Raw materials and work-in-process	713.9	642.9
	1,408.6	1,272.0
Prepaid expenses and other current assets	339.6	141.3
Total current assets	2,788.8	2,138.1
Property, plant and equipment, net	1,504.2	1,448.8
Goodwill	6,291.9	5,301.3
Intangible assets, net	4,937.5	3,293.1
Other long-term assets	954.7	1,019.1
Total assets	$16,477.1	$13,200.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$1,326.6	$381.4
Current portion of long-term debt	9.5	509.1
Trade accounts payable	1,515.1	1,259.4
Other accrued liabilities	720.6	912.3
Total current liabilities	3,571.8	3,062.2
Long-term debt	3,597.4	3,105.8
Deferred taxes	1,327.0	835.8
Other long-term liabilities	407.6	428.5
Total liabilities	8,903.8	7,432.3
Shareholders’ equity
Common stock	585.1	582.4
Common stock non-voting	1,729.0	1,700.8
Retained earnings	4,842.9	3,816.4
Accumulated other comprehensive loss	(161.4)	(363.1)
Total McCormick & Company shareholders’ equity	6,995.6	5,736.5
Non-controlling interests	577.7	31.6
Total shareholders’ equity	7,573.3	5,768.1
Total liabilities and shareholders’ equity	$16,477.1	$13,200.4
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Six months ended May 31,
	2026	2025
Operating activities
Net income	$1,182.5	$339.4
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	136.5	110.9
Stock-based compensation	29.3	29.6
Amortization of inventory fair value adjustments associated with acquisition	15.0	—
Deferred income tax benefit	(11.3)	(12.1)
Income from unconsolidated operations	(22.7)	(39.2)
Gain on remeasurement of previously held equity interest	(866.8)	—
Changes in operating assets and liabilities (net of effect of businesses acquired)
Trade accounts receivable	129.4	23.2
Inventories	(6.3)	(19.1)
Trade accounts payable	30.2	(74.5)
Other assets and liabilities	(199.6)	(219.4)
Dividends from unconsolidated affiliates	14.5	22.6
Net cash flow provided by operating activities	430.7	161.4
Investing activities
Acquisition of business, net of cash acquired	(729.9)	(19.8)
Capital expenditures (including software)	(75.2)	(85.4)
Net cash flow used in investing activities	(805.1)	(105.2)
Financing activities
Short-term borrowings, net	945.2	116.0
Long-term debt borrowings (net of debt issuance costs of $1.1)	497.7	0.9
Debt financing fees paid	(51.0)	—
Long-term debt repayments	(504.4)	(13.6)
Proceeds from exercised stock options	13.6	13.3
Taxes withheld and paid on employee stock awards	(11.9)	(12.6)
Common stock acquired by purchase	(10.9)	(26.5)
Dividends paid	(257.9)	(241.5)
Dividends paid to joint venture partner	(8.4)	—
Other financing activities	(9.3)	21.1
Net cash flow provided by (used in) financing activities	602.7	(142.9)
Effect of exchange rate changes on cash and cash equivalents	7.0	24.7
Increase (decrease) in cash and cash equivalents	235.3	(62.0)
Cash and cash equivalents at beginning of period	95.9	186.1
Cash and cash equivalents at end of period	$331.2	$124.1
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Equity
Three months ended May 31, 2026
Balance, February 28, 2026	14.8	253.9	$2,306.1	$4,823.1	$(148.9)	$575.8	$7,556.1
Net income attributable to McCormick & Company			—	150.1	—	—	150.1
Net income attributable to non-controlling interests			—	—	—	10.1	10.1
Other comprehensive income (loss), net of tax			—	—	(12.5)	0.2	(12.3)
Dividends			—	(129.0)	—	(8.4)	(137.4)
Stock-based compensation			8.6	—	—	—	8.6
Shares purchased and retired	(0.1)	—	(2.8)	(1.3)	—	—	(4.1)
Shares issued	0.2	—	2.2	—	—	—	2.2
Equal exchange	(0.1)	0.1	—	—	—	—	—
Balance, May 31, 2026	14.8	254.0	$2,314.1	$4,842.9	$(161.4)	$577.7	$7,573.3

Six months ended May 31, 2026
Balance, November 30, 2025	14.9	253.5	$2,283.2	$3,816.4	$(363.1)	$31.6	$5,768.1
Net income attributable to McCormick & Company			—	1,166.3	—	—	1,166.3
Fair value of non-controlling interest recognized at acquisition			—	—	—	504.3	504.3
Net income attributable to non-controlling interests			—	—	—	16.2	16.2
Other comprehensive income (loss), net of tax			—	—	201.7	34.0	235.7
Dividends			—	(129.0)	—	(8.4)	(137.4)
Stock-based compensation			29.3	—	—	—	29.3
Shares purchased and retired	(0.4)	—	(14.6)	(10.8)	—	—	(25.4)
Shares issued	0.8	—	16.2	—	—	—	16.2
Equal exchange	(0.5)	0.5	—	—	—	—	—
Balance, May 31, 2026	14.8	254.0	$2,314.1	$4,842.9	$(161.4)	$577.7	$7,573.3

	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Equity
Three months ended May 31, 2025
Balance, February 28, 2025	15.5	252.6	$2,253.3	$3,694.3	$(524.6)	$26.7	$5,449.7
Net income attributable to McCormick & Company			—	175.0	—	—	175.0
Net income attributable to non-controlling interest			—	—	—	1.0	1.0
Other comprehensive income, net of tax			—	—	123.4	1.3	124.7
Dividends			—	(120.8)	—	—	(120.8)
Stock-based compensation			9.6	—	—	—	9.6
Shares purchased and retired	(0.2)	—	(7.7)	(9.5)	—	—	(17.2)
Shares issued	0.4	—	8.4	—	—	—	8.4
Equal exchange	(0.4)	0.4	—	—	—	—	—
Balance, May 31, 2025	15.3	253.0	$2,263.6	$3,739.0	$(401.2)	$29.0	$5,630.4

Six months ended May 31, 2025
Balance, November 30, 2024	15.7	252.3	$2,237.2	$3,545.0	$(491.2)	$25.8	$5,316.8
Net income attributable to McCormick & Company	—	—	—	337.3	—	—	337.3
Net income attributable to non-controlling interests			—	—	—	2.1	2.1
Other comprehensive income, net of tax			—	—	90.0	1.1	91.1
Dividends			—	(120.8)	—	—	(120.8)
Stock-based compensation			29.6	—	—	—	29.6
Shares purchased and retired	(0.5)	—	(19.5)	(22.5)	—	—	(42.0)
Shares issued	0.7	0.1	16.3	—	—	—	16.3
Equal exchange	(0.6)	0.6	—	—	—	—	—
Balance, May 31, 2025	15.3	253.0	$2,263.6	$3,739.0	$(401.2)	$29.0	$5,630.4

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
Certain prior period amounts have been reclassified to conform with the current period presentation. Net income attributable to noncontrolling interests is presented separately on the condensed consolidated income statement. Amounts from prior periods previously included in Income from unconsolidated operations are reflected in Net income attributable to noncontrolling interests.
The results of consolidated operations for the six-month period ended May 31, 2026 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income, and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half of the fiscal year. This historical increase in the second half of the year has largely been due to the consumer business cycle in the United States (U.S.), where customers typically purchase more of our products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
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
All outstanding amounts related to suppliers participating in the SCF program are recorded within the line entitled Trade accounts payable in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of May 31, 2026 and November 30, 2025, the amounts due to suppliers participating in the SCF program and included in Trade accounts payable were approximately $314.9 million and $332.1 million, respectively.
U.S. Tariffs
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA) by the executive branch are not lawful. On March 4, 2026, the Court of International Trade (CIT) ordered U.S. Customs and Border Protection (CBP) to begin the refund process for all importers who were subject to IEEPA tariffs. On April 20, 2026, CBP established an online portal through which companies can submit IEEPA tariff refund requests. We submitted our refund request on April 28, 2026, for reimbursement in the amount of $30.8 million, reflecting the amount of IEEPA tariffs we determined were paid while such tariffs were in effect from February 2025 until February 2026.
We believe it is probable that we will recover the IEEPA tariffs previously paid and recorded a receivable of $30.8 million under the loss recovery accounting model. During the three months ended May 31, 2026, we reduced cost of goods sold by $27.6 million, effectively reversing the IEEPA tariff expense previously recognized in connection with inventory sold to customers since the tariffs were enacted in the first quarter of 2025, and reduced the carrying value of inventory by $3.2 million.
Notwithstanding the foregoing, uncertainty remains regarding the ultimate outcome and timing of recovery of these refunds, and any anticipated refunds may be delayed, reduced, or denied. The CIT order has been appealed by the U.S government, and a successful appeal could delay, reduce or deny the funds described above. To the extent we are unable to recover tariffs previously paid, our results of operations, cash flows, and financial condition could be adversely affected. We will continue to monitor U.S. tariff-related developments and any associated impacts on our consolidated financial statements.
Accounting Pronouncements Recently Adopted
In November 2023, the FASB issued ASU No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the position and title of the chief operating decision maker (CODM). The guidance also requires interim disclosures related to reportable segment profit or loss that had previously only been disclosed annually. The new standard requirements were effective for our annual period ending November 30, 2025 and are effective for interim periods of our fiscal year ending November 30, 2026. We include significant segment expenses and the required disclosure about our CODM in Note 11. The adoption of the new standard did not have a material impact on our consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025-09: Derivatives and Hedging (Topic 815), Hedge Accounting Improvements that better aligns the hedge accounting model with risk management activities. The guidance is effective for our fiscal year ending November 30, 2028, with early adoption permitted. We elected to adopt the guidance effective December 1, 2025 and applied the amendments prospectively. We have designated all hedge positions as of December 1, 2025 under the updated guidance, which did not have a material impact on our consolidated financial statements.

2.    MERGERS AND ACQUISITIONS
Acquisitions are part of our strategy to increase sales and profits. The McCormick de Mexico and Jurado acquisitions described below were recorded as business combinations with the excess of total consideration over the estimated fair value of assets acquired and liabilities assumed recorded as goodwill.
McCormick de Mexico
On January 2, 2026, we completed the acquisition of an additional 25% ownership interest in McCormick de Mexico from Grupo Herdez, for a purchase price of $750 million, which increased our ownership to a 75% controlling interest. McCormick de Mexico is a prominent food company in Mexico, with a broad portfolio, including mayonnaise, spices, marmalades, mustard, hot sauce, and tea, sold under McCormick brands. We believe the acquisition creates opportunities for further growth in the Mexican market and provides a strategic platform for further expansion in Latin America. The purchase of the additional 25% ownership interest was funded through a combination of cash on hand and commercial paper borrowings.
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
As a result of the consolidation, the carrying value of our previously held 50% ownership interest was remeasured to fair value resulting in a pre-tax and after-tax gain of $866.8 million which was recognized in Income from unconsolidated operations. The gain represents the remeasurement of our previously held 50% ownership interest over its carrying value at the date of acquisition, less $44.8 million previously recorded in Accumulated other comprehensive loss primarily related to foreign currency translation adjustments. The fair value of the previously held equity interest was estimated based on a valuation derived from estimated fair value assessments and assumptions. This valuation was based on the implied value derived from the consideration transferred for the additional 25% ownership interest, adjusted for the control premium, and was supported by a market approach as well as an overall enterprise level discounted cash flow.
The following is a summary of the total consideration for the acquisition of the additional ownership interest in McCormick de Mexico (in millions):

Cash paid	$750.0
Effective settlement of preexisting amounts due to McCormick de Mexico	(6.7)
Fair value of previously held equity interest	1,008.0
Total consideration	$1,751.3

The total consideration for the additional ownership interest in McCormick de Mexico was allocated to the underlying assets and liabilities based upon their preliminary estimated fair values at the date of acquisition. We estimated the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, and estimates made by management, which are subject to finalization. The following is a summary of the preliminary allocation as of May 31, 2026, of the total consideration which we expect to be finalized during the fiscal year ending November 30, 2026 (in millions):

Cash acquired	$20.1
Trade accounts receivable	195.9
Inventories	123.4
Other current assets	36.5
Property, plant and equipment	56.0
Intangible assets	1,600.0
Goodwill	939.9
Other long-term assets	11.9
Trade accounts payable	(208.2)
Other current liabilities	(47.8)
Deferred tax liabilities	(469.2)
Other long-term liabilities	(2.9)
Fair value of noncontrolling interest	(504.3)
Net assets acquired	$1,751.3
We determined the carrying values of cash, trade receivables and payables, as well as certain other current and non-current assets and liabilities, represented the fair values. The property, plant and equipment fair value was estimated using the replacement cost method.

Inventories acquired consist of raw materials and finished goods inventory that were valued using a net realizable value approach, which resulted in a step-up of $15.0 million that was recognized in cost of goods sold as the related inventory was sold.
Intangible assets include a reacquired right indefinite-lived intangible asset with an estimated fair value of $1,470.0 million and customer relationships with a weighted-average life of 15 years and an estimated fair value of $130.0 million. The reacquired right represents the value of McCormick's reacquisition of contractual rights previously granted to Grupo Herdez as part of the joint venture agreement giving McCormick de Mexico the perpetual and exclusive licensing right to sell specified McCormick branded products in Mexico. This right is expected to contribute cash flows for the foreseeable future and does not have substantive limiting factors. The fair value of the reacquired right was estimated using the multi-period excess earnings method of the income approach. The fair value of customer relationships was estimated using the distributor method, a variation of the multi-purpose excess earnings method that uses distributor-based inputs for margins and contributory asset charges. Some of the more significant assumptions inherent in developing the estimated fair values included the estimated annual net cash flows for each intangible asset (including net sales, operating profit margin, and working capital/contributory asset charges), a discount rate that appropriately reflects the risk inherent in each future cash flow stream, the assessment of each asset’s life cycle, and competitive trends, as well as other factors. The assumptions used in the financial forecasts were determined using historical data, supplemented by current and anticipated market conditions, estimated product category growth rates, management plans, and market comparables.

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

During the second quarter, we recorded immaterial adjustments to provisional amounts recognized at the acquisition date.
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
For the three and six months ended May 31, 2026, McCormick de Mexico incurred expenses of $34.1 million and $66.8 million, respectively, related to transactions with Grupo Herdez. As of May 31, 2026, accounts receivable included $115.7 million due from Grupo Herdez and accounts payable included $15.4 million due to Grupo Herdez. For the three and six months ended May 31, 2026, we paid a dividend to Grupo Herdez in the amount of $8.4 million.
For the three and six months ended May 31, 2026, McCormick de Mexico added $204.8 million and $403.7 million, respectively, to our net sales.
Supplemental Pro Forma Information
The following table presents unaudited supplemental pro forma consolidated net sales as if the McCormick de Mexico acquisition had occurred on December 1, 2024.

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Net sales	$1,936.6	$1,869.7	$3,897.1	$3,669.0
The unaudited supplemental pro forma consolidated net sales gives effect to actual revenues prior to the McCormick de Mexico acquisition, adjusted to exclude the elimination of intercompany transactions. Other than the impact of the gain on remeasurement of previously held equity interest and transaction and integration costs (as discussed above), supplemental pro forma net earnings, assuming the McCormick de Mexico acquisition had occurred on December 1, 2024, would not be materially different from the results reported during the three and six months ended May 31, 2025 and 2026.
The unaudited pro forma information has been prepared for comparative purposes only, in accordance with the acquisition method of accounting, and is not necessarily indicative of the results of operations that would have occurred if the McCormick de Mexico acquisition had been completed on the date indicated, nor is it indicative of our future operating results.
Jurado
On March 31, 2025, we purchased substantially all of the assets of Jurado, Inc. (Jurado), supplier of chili mash located in Las Cruces, New Mexico. The purchase price for Jurado was $38.1 million and the determination of the fair value of the acquired Jurado assets was finalized during 2025. The results of Jurado’s operations have been included in our financial statements from the date of the acquisition and are not material.
Pending Merger with Unilever Foods Business
On March 31, 2026, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Unilever PLC (“Unilever”) to combine with the Unilever Foods business (“Unilever Foods”), a transaction that will create a global flavor leader in attractive and high-growth categories.
To facilitate the transaction, Unilever is expected to separate its Unilever Foods business, excluding its foods businesses in India, Nepal and Portugal, as well as its Lifestyle & Nutrition business, Buavita business and Lipton Ready-to-Drink business. Under the terms of the Merger Agreement, we will issue voting and non-voting securities to Unilever shareholders and Unilever in the same proportion as is currently held by our shareholders. The transactions contemplated by the Merger Agreement are expected to result in current Unilever shareholders owning approximately 55.1% of the combined company, our current shareholders owning approximately 35.0% of the combined company, and Unilever retaining up to approximately 9.9% of the total outstanding equity of the combined company, assuming Unilever does not elect to dispose of such interest to its shareholders in accordance with the Merger Agreement. Unilever will also receive a one-time $15.7 billion cash payment, subject to certain adjustments. The distribution of shares of Unilever Foods to Unilever’s shareholders and the pending transaction, taken together, are intended to qualify as a Reverse Morris Trust transaction that is generally tax-free to Unilever’s shareholders for U.S. federal income tax purposes, except to the extent that cash is paid to Unilever’s shareholders in lieu of fractional shares or Unilever elects to sell all or substantially all of the Unilever Foods assets operated in the United States to

McCormick or a subsidiary of McCormick in a transaction that is taxable for U.S. federal income tax purposes (the "U.S. Asset Sale Election").
The pending transaction is subject to the satisfaction or waiver of customary closing conditions, including the receipt of our shareholders' approval, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, obtaining certain other consents, authorizations, orders or approvals from governmental authorities, including certain other antitrust and any foreign investment approvals, and the effectiveness of a registration statement on Form S-4 to be filed by us.
We and Unilever each have termination rights under the Merger Agreement. A termination fee of $420 million may be payable by us to Unilever, upon termination of the Merger Agreement under specified circumstances, each as more fully described in the Merger Agreement.
In connection with the execution of the Merger Agreement, we entered into a commitment letter on March 31, 2026 (the "Bridge Commitment Letter") with Citigroup Global Markets Inc., Goldman Sachs Bank USA and Morgan Stanley Senior Funding, Inc., (the "Commitment Parties") pursuant to which the Commitment Parties committed to provide, subject to the terms and conditions set forth therein, a 364-day senior unsecured bridge term loan credit facility (the "Bridge Facility") in an aggregate principal amount of up to $15.7 billion. See Note 4 for more information on the Bridge Facility.
The Bridge Commitment Letter also contemplates that we will seek to obtain permanent financing in the form of senior unsecured notes and/or senior unsecured term loans prior to the closing of the Merger (collectively, the “Permanent Financing”). Commitments under the Bridge Facility will be reduced by the amount of any Permanent Financing as well as the proceeds of certain asset sales and certain other events. The receipt of financing by us is not a condition to our obligation to consummate the pending transaction.

3.    SPECIAL CHARGES
The following is a summary of Special charges, by income statement line item, recognized in the three and six months ended May 31, 2026 and May 31, 2025 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Transaction and integration expenses	$57.6	$0.8	$65.5	$0.8
Employee severance and related benefits	1.8	11.4	18.0	11.4
Other costs	0.6	0.6	1.6	0.6
Special charges	$60.0	$12.8	$85.1	$12.8
Inventory step-up included in Cost of goods sold	—	—	15.0	—
Transaction expenses included in Interest expense	$6.8	—	6.8	$—
Total Special charges	$66.8	$12.8	$106.9	$12.8
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
Transaction and Integration Expenses
During the three months ended May 31, 2026, we recorded $57.6 million of transaction and integration expenses primarily related to our pending merger with Unilever Foods announced on March 31, 2026, as discussed in Note 2. These charges were incurred to directly support due diligence, deal execution and integration activities, and are primarily comprised of banking, legal, and consulting fees. Additional transaction costs of $6.8 million were recognized in Interest expense related to the amortization of debt financing fees associated with our pending merger with Unilever Foods.

The following transaction and integration expenses recorded in 2026 relate to the pending Merger Agreement with Unilever Foods (in millions) for the three and six month periods ended:

May 31, 2026
Transaction and integration expenses in Special charges	$57.4
Transaction expenses included in Interest expense	$6.8
Total Special charges related to the pending Unilever transaction	$64.2
During the six months ended May 31, 2026, we recorded $65.5 million of transaction and integration expenses including $57.4 million related to our pending merger with Unilever Foods which is described above and $8.1 million related to our acquisition of McCormick de Mexico that closed on January 2, 2026, as discussed in Note 2. We also recorded $15.0 million in Cost of goods sold related to the step-up of acquired inventory related to the acquisition of McCormick de Mexico.
During the three and six months ended May 31, 2025, we recorded $0.8 million of transaction and integration costs related to the acquisition of Jurado, described in Note 2, which was primarily comprised of transaction costs.
Employee Severance and Related Benefits
We continue to evaluate changes to our organizational structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
During the three months ended May 31, 2026, we recorded $1.8 million of employee severance and related benefit costs related to global selling, general and administrative streamlining actions and $0.6 million associated with other actions.
During the six months ended May 31, 2026, we recorded $18.0 million of employee severance and related benefit costs related to global selling, general and administrative streamlining actions and $1.6 million associated with other actions.
During the three and six months ended May 31, 2025, we recorded $11.4 million of employee severance and related benefit costs related to global selling, general and administrative streamlining actions and $0.6 million associated with other actions.
As of May 31, 2026 and November 30, 2025, special charges of $8.6 million and $4.7 million, respectively, are included in Other accrued liabilities in our consolidated balance sheet.

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
In February 2026, we issued $500 million aggregate principal amount of 4.15% unsecured senior notes due 2029. Interest is payable semiannually in February and August of each year, beginning in August 2026. The net proceeds received from the issuances of these notes of $497.1 million were used to repay a portion of the outstanding $500 million 0.90% notes due in February 2026.
In March 2026, we entered into the Bridge Commitment Letter in connection with the financing of the pending transaction with Unilever Foods, pursuant to which the Commitment Parties committed to provide, subject to the terms and conditions set forth therein, the Bridge Facility an aggregate principal amount of up to $15.7 billion to fund the cash consideration required for the pending transaction. We paid $51.0 million of debt financing fees related to the transaction which were deferred in Other assets and are being amortized to Interest expense. We recognized $6.8 million of interest expense for the three and six months ended May 31, 2026. Effective April 28, 2026, we terminated $2.0 billion of the commitments under the Bridge Facility and entered into a term loan agreement as described below, subject to customary closing conditions for similar facilities.
In April 2026, we entered into a term loan agreement (the "Term Loan Agreement") by and among us, the lenders party thereto and Citibank, N.A., as administrative agent (the "Administrative Agent"). The Term Loan Agreement provides us with the ability to borrow up to $2.0 billion (the "Term Loan Facility") at the closing of the pending merger with Unilever Foods (the "Closing Date"), subject to satisfaction of customary closing conditions for similar facilities, for the purpose of financing a portion of the cash consideration to be paid in the pending transaction and paying related fees and expenses in connection therewith. The Term Loan Facility may be funded on the Closing Date or, subject to compliance with certain conditions, on the preceding business day, and matures three years after the Closing Date. Under the Term Loan Agreement, borrowings will bear interest on the principal amount outstanding at a floating rate based on, at our election, (i) Term SOFR (as defined in the Term Loan Agreement) plus an applicable margin based on the credit ratings of our senior unsecured long term debt ranging from 0.75% to 1.50% or (ii) Base Rate (as defined in the Term Loan Agreement) plus an applicable margin based on the credit ratings of our senior unsecured long term debt ranging from 0.00% to 0.50%. The Term Loan Agreement contains a financial covenant requiring us to maintain a minimum interest coverage ratio as well as other non-financial covenants and certain customary events of default.
As of May 31, 2026, we are in compliance with all debt covenants.
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
Foreign currency exchange risk. We are potentially exposed to foreign currency fluctuations affecting net investments in subsidiaries, transactions (both third-party and intercompany), and earnings denominated in foreign currencies. We assess foreign currency risk based on transactional cash flows and translational volatility and may enter into forward contracts and currency swaps with highly-rated financial institutions to reduce fluctuations in the long or short currency positions.
The following is a summary of the notional amounts of outstanding foreign currency exchange contracts as of May 31, 2026 and November 30, 2025 (in millions):

	May 31, 2026	November 30, 2025
Fair value hedges	$672.9	$877.3
Cash flow hedges	186.6	140.9
Foreign exchange contracts not designated as hedging instruments	69.4	—
Total	$928.9	$1,018.2
As a matter of policy, all cash flow hedges are designated for hedge accounting on the trade date of the derivative. However, certain cash flow hedges are de-designated at the anticipated transaction date and subsequently marked-to-market through earnings until maturity. For the six months ended May 31, 2026, derivatives not designated as hedging instruments consisted primarily of foreign exchange contracts. Foreign exchange contracts not designated as hedging instruments resulted in a net gain of $3.3 million and $0.6 million in the three and six months ended May 31, 2026, respectively, recognized in Cost of goods sold, reflecting the effect of exchange rate movements associated with purchases denominated in U.S. dollars.
The fair value and cash flow hedges were designated as hedges of foreign currency denominated assets or liabilities or hedges of anticipated purchases denominated in a foreign currency. Hedge ineffectiveness was not material. All foreign currency exchange contracts generally have durations of less than 18 months. At May 31, 2026, $205.7 million of notional contracts had an initial duration of less than one month and are used to hedge short-term cash flow funding.
Contracts which are designated as hedges of foreign currency denominated assets are accounted for as fair value hedges. These foreign currency exchange contracts manage both exposure to currency fluctuations in certain intercompany loans between subsidiaries as well as currency exposure to third-party non-functional currency assets or liabilities. Gains and losses from contracts that are designated as hedges of assets, liabilities, or firm commitments are recognized through income, offsetting the change in fair value of the hedged item. Contracts which are designated as hedges of anticipated purchases denominated in a foreign currency (generally purchases of inventory in U.S. dollars by operating units outside the U.S.) are accounted for as cash flow hedges. The gains and losses on these contracts are deferred in accumulated other comprehensive income until the hedged item is recognized in cost of goods sold, at which time the net amount deferred in accumulated other comprehensive income is also recognized in cost of goods sold. Contracts which are not designated as hedging instruments are marked-to-market, with changes in unrealized gain or loss recognized in earnings.
We also utilize cross currency interest rate swap contracts that are designated as net investment hedges. Any gains or losses on net investment hedges are included in foreign currency translation adjustments in Accumulated other comprehensive loss. Net interest accruals excluded from the assessment of hedge effectiveness are included in earnings as interest expense.

Interest rate risk. We finance a portion of our operations with both fixed and variable rate debt instruments, principally commercial paper, notes, and bank loans. We utilize interest rate derivative contracts, including interest rate swap agreements, to minimize worldwide financing costs and to achieve a desired mix of variable and fixed rate debt.
Commodity price risk. We purchase certain raw materials which are subject to price volatility caused by weather, market conditions, growing and harvesting conditions, governmental actions, and other factors beyond our control. While future movements of raw material costs are uncertain, we respond to this volatility in a number of ways, including strategic raw material purchases, purchases of raw material for future delivery, and customer price adjustments. With the exception of soybean oil, we generally do not use derivatives to manage price volatility. We utilize commodity contracts, including commodity futures, options, and over-the counter swaps to manage price risk for soybean oil. These commodity contracts are designated as cash flow hedges. Generally, we hedge a portion of our anticipated consumption of soybean oil inputs for periods of up to 24 months.
The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
As of May 31, 2026
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other accrued liabilities / Other long-term liabilities	$500.0	$23.7
Foreign exchange contracts	Other current assets	535.7	4.5	Other accrued liabilities	323.9	1.1
Cross currency contracts	Other current assets / Other long-term assets	506.8	4.7	Other accrued liabilities / Other long-term liabilities	517.2	20.0
Commodity contracts	Other current assets / Other long-term assets	228.2	72.6	Other accrued liabilities / Other long-term liabilities	73.6	16.7
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	10.2	0.3	Other accrued liabilities	59.1	$3.2
Total			$82.1			$64.7
As of November 30, 2025
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other accrued liabilities / Other long-term liabilities	$500.0	$20.8
Foreign exchange contracts	Other current assets	894.6	6.5	Other accrued liabilities	123.6	0.7
Cross currency contracts	Other current assets / Other long-term assets	500.8	8.5	Other accrued liabilities / Other long-term liabilities	511.1	18.1
Total			$15.0			$39.6

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our consolidated income statement for the three and six months ended May 31, 2026 and 2025 (in millions):

Fair Value Hedges

Derivative	Income statement location	Expense
		Three months ended May 31,		Six months ended May 31,
		2026	2025	2026	2025
Interest rate contracts	Interest expense	$2.0	$3.6	$4.0	$7.3

	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2026	2025	Hedged item		2026	2025
Three months ended May 31,
Foreign exchange contracts	Other income, net	$4.0	$(17.4)	Intercompany loans	Other income, net	$(5.0)	$17.8
Six months ended May 31,
Foreign exchange contracts	Other income, net	$4.9	$(17.9)	Intercompany loans	Other income, net	$(6.7)	$17.2

Cash Flow Hedges
	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
Derivative	2026	2025		2026	2025
Three months ended May 31,
Interest rate contracts	$—	$—	Interest expense	$(0.1)	$(0.2)
Foreign exchange contracts	0.6	(2.2)	Cost of goods sold	(0.4)	0.7
Commodity contracts	31.9	—	Cost of goods sold	(4.8)	—
Total	$32.5	$(2.2)		$(5.3)	$0.5

Six months ended May 31,
Interest rate contracts	$—	$—	Interest expense	$(0.2)	$(0.3)
Foreign exchange contracts	(1.2)	(3.0)	Cost of goods sold	0.2	0.6
Commodity contracts	65.5	—	Cost of goods sold	(6.3)	—
Total	$64.3	$(3.0)		$(6.3)	$0.3

As of May 31, 2026, the net amount of Accumulated other comprehensive loss associated with all cash flow, settled interest rate cash flow hedge derivatives, and commodity contracts expected to be reclassified in the next 12 months is a $48.6 million increase to earnings.

Net Investment Hedges
	Gain (loss) recognized in OCI		Income statement location	Gain excluded from the assessment of hedge effectiveness
Derivative	2026	2025		2026	2025
Three months ended May 31,
Cross currency contracts	$6.2	$(44.2)	Interest expense	$2.0	$2.3

Six months ended May 31,
Cross currency contracts	$(3.2)	$(36.1)	Interest expense	$4.0	4.8
For all net investment hedges, no amounts have been reclassified out of accumulated other comprehensive loss. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.
Accounts Receivable Sale Program
We maintain a non-recourse accounts receivable sale program whereby certain eligible U.S. receivables are sold to a third-party financial institution in exchange for cash. The program provides us with an additional means for managing liquidity. We account for the transfer of receivables as a sale at the point control is transferred and remove the sold receivables from our condensed consolidated balance sheet. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statement of cash flows. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institution for sold receivables of $406.1 million and $430.0 million as of May 31, 2026 and November 30, 2025, respectively. As collecting agent, we had $36.1 million and $45.4 million of cash collected that was not yet remitted to the third-party financial institution as of May 31, 2026 and November 30, 2025, respectively. This obligation is reported within Other accrued liabilities on the consolidated balance sheet and within cash flows from financing activities on the consolidated cash flow statement. For the three and six months ended May 31, 2026, the incremental costs of the receivable sale program totaled $4.7 million and $8.9 million, respectively, and were recognized as a reduction of Net sales. For the three and six months ended May 31, 2025, the incremental costs of the receivable sale program totaled $4.1 million and $8.0 million, respectively.

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
•Level 3: Unobservable inputs that reflect management's own assumptions.

At May 31, 2026 and November 30, 2025, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		May 31, 2026
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	331.2	$331.2	—
Insurance contracts	132.4	—	132.4
Bonds and money market fund investments	5.4	5.4	—
Foreign currency derivatives	4.5	—	4.5
Cross currency contracts	4.7	—	4.7
Commodity contracts	72.6	53.5	19.1
Total	$550.8	$390.1	160.7
Liabilities
Foreign currency derivatives	$1.1	$—	$1.1
Interest rate derivatives	23.7	—	23.7
Cross currency contracts	20.0	—	20.0
Commodity contracts	16.7	16.7	—
Total	$61.5	$16.7	$44.8

		November 30, 2025
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$95.9	$95.9	$—
Insurance contracts	131.0	—	131.0
Bonds and money market fund investments	1.9	1.9	—
Foreign currency derivatives	6.5	—	6.5
Cross currency contracts	8.5	—	8.5
Total	$243.8	$97.8	$146.0
Liabilities
Foreign currency derivatives	$0.7	$—	$0.7
Interest rate derivatives	20.8	—	20.8
Cross currency contracts	18.1	—	18.1
Total	$39.6	$—	$39.6
At May 31, 2026 and November 30, 2025, the carrying amounts of cash and cash equivalents, interest rate derivatives, foreign currency derivatives, cross currency contracts, commodity contracts, insurance contracts, and bonds and money market fund investments were equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivables, short-term borrowings, and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.
Insurance contracts and bonds and money market fund investments are comprised of fixed income and equity securities held for certain non-qualified U.S. employee benefit plans and are stated at fair value on the balance sheet. The fair values of insurance contracts and bonds and money market fund investments are based upon the underlying values of the securities in which they are invested and are from quoted market prices from various stock and bond exchanges for similar type assets. The fair values for interest rate derivatives, foreign currency derivatives, cross currency contracts, and commodity contracts are based on values for similar instruments using models with market-based inputs.

The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	May 31, 2026	November 30, 2025
Carrying amount	$3,606.9	$3,614.9

Level 1 valuation techniques	$3,355.3	$3,401.1
Level 2 valuation techniques	100.6	104.8
Total fair value	$3,455.9	$3,505.9
The fair value for Level 2 long-term debt is determined by using quoted prices for similar debt instruments.

6.     EMPLOYEE BENEFIT AND RETIREMENT PLANS
We sponsor defined benefit pension plans in the U.S. and certain foreign locations. Additionally, we sponsor defined contribution plans in the U.S. and contribute to defined contribution plans in various locations outside the U.S., including government-sponsored retirement plans. We also provide postretirement medical and life insurance benefits to certain U.S. employees and retirees. We previously froze the accrual of future benefits under certain defined benefit pension plans in the U.S. and certain foreign locations. Although our defined benefit plans in the U.S., United Kingdom (UK), and Canada have generally been frozen, employees who are participants in the plans retained benefits accumulated up to the date of the freeze, based on credited service and eligible earnings, in accordance with the terms of the plans.
The following table presents the components of our pension (income) and other postretirement benefits expense for the three and six months ended May 31, 2026 and 2025 (in millions):

	United States pension		International pension		Other postretirement benefits
	2026	2025	2026	2025	2026	2025
Three months ended May 31,
Service cost	$0.3	$0.4	$0.1	$0.1	$0.2	$0.2
Interest costs	8.9	8.9	2.7	2.5	0.5	0.6
Expected return on plan assets	(9.2)	(9.3)	(3.7)	(3.5)	—	—
Amortization of prior service costs	0.1	0.1	0.1	0.1	(0.1)	—
Amortization of net actuarial losses (gains)	0.3	0.3	(0.1)	(0.1)	(0.5)	(0.7)
Total expense (income)	$0.4	$0.4	$(0.9)	$(0.9)	$0.1	$0.1

Six months ended May 31,
Service cost	$0.7	$0.8	$0.3	$0.3	$0.4	$0.4
Interest costs	17.8	17.8	5.3	5.0	1.0	1.1
Expected return on plan assets	(18.4)	(18.6)	(7.4)	(7.0)	—	—
Amortization of prior service costs	0.2	0.2	0.1	0.1	(0.1)	(0.1)
Amortization of net actuarial losses (gains)	0.5	0.6	(0.1)	(0.1)	(1.1)	(1.3)
Total expense (income)	$0.8	$0.8	$(1.8)	$(1.7)	$0.2	$0.1
During the six months ended May 31, 2026 and 2025, we contributed $4.0 million and $3.7 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2025 were $9.2 million.
All of the amounts in the tables above for pension (income) and other postretirement benefits expense, other than service cost, were included in Other income, net within our consolidated income statements. The net aggregate amount of pension and other postretirement benefits income, excluding service cost components, was $(1.0) million and $(1.1) million for the three months ended May 31, 2026 and 2025, respectively, and $(2.2) million and $(2.3) million for the six months ended May 31, 2026 and 2025, respectively.

7.    STOCK-BASED COMPENSATION
We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options, and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in Selling, general and administrative (SG&A) expense (in millions):

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Stock-based compensation expense	$8.6	$9.6	$29.3	$29.6
Our 2026 annual grant consisted of RSUs and stock awarded under our LTPP and occurred in the first quarter, similar to the 2025 annual grant. Substantially all the RSUs granted in 2026 and 2025 vest ratably over a three-year period or, if earlier, upon the holder’s retirement eligibility date. Stock awarded under our LTPP vest ratably over a three-year period.
The following is a summary of our stock option activity for the six months ended May 31, 2026 and 2025:

	2026		2025
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	5.5	$73.92	6.1	$72.25
Exercised	(0.3)	49.82	(0.3)	50.08
Forfeited	—	—	(0.1)	73.45
Outstanding at end of the period	5.2	$75.16	5.7	$73.33
Exercisable at end of the period	4.9	$75.12	4.9	$72.83
As of May 31, 2026, there is no intrinsic value (the difference between the exercise price and the market price) for options outstanding and options currently exercisable. The total intrinsic value of all options exercised during the six months ended May 31, 2026 and May 31, 2025 was $4.7 million and $8.2 million, respectively.
The following is a summary of our RSU activity for the six months ended May 31, 2026 and 2025:

	2026		2025
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	771	$73.11	533	$73.68
Granted	624	63.37	526	74.76
Vested	(325)	74.75	(230)	79.01
Forfeited	(40)	69.36	(27)	74.73
Outstanding at end of period	1,030	$66.84	802	$72.82
The following is a summary of our LTPP activity for the six months ended May 31, 2026 and 2025:

	2026		2025
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	523	$80.88	539	$83.45
Granted	226	65.02	177	86.92
Vested	(177)	89.00	(206)	95.00
Forfeited	(10)	76.99	(35)	79.96
Outstanding at end of period	562	$72.01	475	$79.97

8.    INCOME TAXES

Income tax expense for the three and six months ended May 31, 2026 included $7.6 million of net discrete tax benefits consisting principally of the following: (i) $4.2 million of tax benefit associated with the reversal of a deferred tax liability related to the reassessment of a permanent reinvestment assertion, (ii) $3.0 million of tax benefit associated with the adjustment of a valuation allowance, and (iii) $1.2 million net tax benefit resulting from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations in a non-U.S. jurisdiction.
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
Other than additions for current year tax positions and the discrete tax benefit associated with unrecognized tax benefits, as previously described, there were no significant changes to unrecognized tax benefits during the six months ended May 31, 2026.
As of May 31, 2026, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

9.    CAPITAL STOCK AND EARNINGS PER SHARE
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Average shares outstanding – basic	269.2	268.6	269.0	268.5
Effect of dilutive securities:
Stock options/RSUs/LTPP	—	0.8	0.3	1.0
Average shares outstanding – diluted	269.2	269.4	269.3	269.5
The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Anti-dilutive securities	5.3	2.6	4.7	2.4
The following table sets forth common stock activity (in millions):

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Shares issued under stock options, RSUs, LTPP, and employee stock purchase plans	0.2	0.4	0.8	0.7
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, and LTPP	0.1	0.2	0.4	0.5
As of May 31, 2026, $403 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

10.    ACCUMULATED OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO McCORMICK

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in millions):

	May 31, 2026	November 30, 2025
Foreign currency translation adjustment(1)	$(100.7)	$(269.9)
Unrealized net gain (loss) on cash flow hedges(2)	30.6	(3.2)
Unamortized value of settled interest rate swaps	(1.0)	(1.1)
Pension and other postretirement costs	(90.3)	(88.9)
Accumulated other comprehensive loss attributable to McCormick	$(161.4)	$(363.1)
(1)During the six months ended May 31, 2026, the foreign currency translation adjustment of Accumulated other comprehensive loss decreased on a net basis by $169.2 million, inclusive of $3.2 million of unrealized losses associated with net investment hedges and $40.6 million of foreign currency translation loss associated with our prior 50% ownership interest in McCormick de Mexico that was reclassified from Accumulated other comprehensive loss as more fully described in Note 2. Net investment hedges are more fully described in Note 4.
(2)During the six months ended May 31, 2026, the unrealized net gain on cash flow hedges increased on a net basis by $33.8 million, inclusive of $4.2 million unrealized net loss on cash flow hedges associated with our prior 50% ownership interest in McCormick de Mexico that was reclassified from Accumulated other comprehensive loss as more fully described in Note 2. Cash flow hedges are more fully described in Note 4.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended May 31,		Six months ended May 31,		Affected Line Items in the Condensed Consolidated Income Statement
	2026	2025	2026	2025
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$0.2	(0.2)	0.3	Interest expense
Foreign exchange contracts	(0.4)	(0.7)	0.2	(0.6)	Cost of goods sold
Commodity contracts	(4.8)	—	(6.3)	—	Cost of goods sold
Total before tax	(5.3)	(0.5)	(6.3)	(0.3)
Tax effect	1.6	0.1	1.9	0.1	Income tax expense
Net, after tax	$(3.7)	$(0.4)	$(4.4)	$(0.2)

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs(1)	$0.1	$0.2	0.2	$0.2	Other income, net
Amortization of net actuarial (gains)(1)	(0.3)	(0.5)	(0.7)	(0.8)	Other income, net
Total before tax	$(0.2)	$(0.3)	(0.5)	$(0.6)
Tax effect	—	0.1	0.1	0.2	Income tax expense
Net, after tax	$(0.2)	$(0.2)	$(0.4)	$(0.4)

Reclassification as a result of McCormick de Mexico acquisition:
Amounts reclassified into earnings upon acquisition of controlling interest	$—	$—	$44.8	$—	Income from unconsolidated operations
Total before tax	—	—	44.8	—
Tax effect	—	—	—	—	Income tax expense
Net, after tax	$—	$—	$44.8	$—

(1)This accumulated other comprehensive income (loss) component is included in the computation of total pension (income) and other postretirement benefits expense. Refer to Note 6 for additional details.

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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended May 31, 2026
Net sales	$1,142.7	$793.9	$1,936.6
Cost of goods sold	$614.7	$543.7	$1,158.4
SG&A expense	$311.1	$130.7	$441.8
Operating income excluding special charges	$216.9	$119.5	$336.4

Three months ended May 31, 2025
Net sales	$930.6	$728.9	$1,659.5
Cost of goods sold	$520.7	$516.0	$1,036.7
SG&A expense	$246.3	$117.9	$364.2
Operating income excluding special charges	$163.6	$95.0	$258.6

Six months ended May 31, 2026
Net sales	$2,287.7	$1,522.8	$3,810.5
Cost of goods sold excluding special charges	$1,253.5	$1,054.9	$2,308.4
SG&A expense	$637.7	$260.4	$898.1
Operating income excluding special charges	$396.5	$207.5	$604.0

Six months ended May 31, 2025
Net sales	$1,849.8	$1,415.2	$3,265.0
Cost of goods sold	$1,034.5	$1,003.7	$2,038.2
SG&A expense	$505.0	$238.0	$743.0
Operating income excluding special charges	$310.3	$173.5	$483.8

A reconciliation of cost of goods sold excluding special charges and operating income excluding special charges to cost of goods sold and operating income for the three and six months ended May 31, 2026 is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended May 31, 2026
Operating income excluding special charges	$216.9	$119.5	$336.4
Less: Special charges			60.0
Operating income			$276.4

Three months ended May 31, 2025
Operating income excluding special charges	$163.6	$95.0	$258.6
Less: Special charges			12.8
Operating income			$245.8

Six months ended May 31, 2026
Cost of goods sold excluding special charges	$1,253.5	$1,054.9	$2,308.4
Less: Special charges			15.0
Cost of goods sold			$2,323.4
Operating income excluding special charges	$396.5	$207.5	$604.0
Less: Special charges			100.1
Operating income			$503.9

Six months ended May 31, 2025
Operating income excluding special charges	$310.3	$173.5	$483.8
Less: Special charges			12.8
Operating income			$471.0

The preceding table provides a reconciliation of our segment operating income excluding special charges to our consolidated operating income. The reconciliation of that operating income to income from consolidated operations before income taxes, which includes interest expense and other income, net is presented on the consolidated income statement.
Geographic Area
The following table sets forth our net sales, by geographic area, for the three and six months ended May 31, 2026 and 2025 (in millions):

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Americas	$1,411.9	$1,176.3	$2,751.5	$2,294.6
EMEA	334.5	308.6	670.2	608.1
APAC	190.2	174.6	388.8	362.3
Total	$1,936.6	$1,659.5	$3,810.5	$3,265.0

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
Recent Events
On January 2, 2026, we acquired an additional 25% ownership interest in McCormick de Mexico for a purchase price of $750.0 million, which increased our ownership to a 75% controlling interest. We believe the acquisition creates opportunities for further growth in the Mexican market and provides a strategic platform for further expansion in Latin America. McCormick de Mexico is a prominent food company in Mexico, with a broad portfolio, including mayonnaise, spices, marmalades, mustard, hot sauce, and tea, sold under McCormick brands. The acquisition is described in detail in Note 2 of the notes to our accompanying condensed consolidated financial statements.
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under IEEPA by the executive branch are not lawful. On March 4, 2026, the CIT ordered CBP to begin the refund process for all importers who were subject to IEEPA tariffs. On April 20, 2026, CBP established an online portal through which companies can submit IEEPA tariff refund requests. We submitted our refund request on April 28, 2026, which is described in Note 1 of the notes to our accompanying condensed consolidated financial statements. The CIT order has been appealed and we will continue to monitor U.S. tariff-related developments for further updates and any associated impacts on our consolidated financial statements.
On March 31, 2026, we entered into the Merger Agreement with Unilever, pursuant to which Unilever will separate its Unilever Foods business, excluding its foods businesses in India, Nepal and Portugal, as well as its Lifestyle & Nutrition business, Buavita business and Lipton Ready-to-Drink business, and Unilever Foods will merge with a wholly owned subsidiary of McCormick in a transaction intended to qualify as a Reverse Morris Trust transaction. The transaction is generally expected to be tax-free to Unilever’s shareholders for U.S. federal income tax purposes, except to the extent that cash is paid to Unilever’s shareholders in lieu of fractional shares and provided that Unilever does not make the U.S. Asset Sale Election.
Under the terms of the Merger Agreement, we will issue voting and non-voting securities to Unilever shareholders and Unilever in the same proportion as is currently held by our shareholders. The transactions contemplated by the Merger Agreement are expected to result in current Unilever shareholders owning approximately 55.1% of the combined company, our current shareholders owning approximately 35.0% of the combined company, and Unilever retaining up to approximately 9.9% of the total outstanding equity of the combined company, assuming Unilever does not elect under the Merger Agreement to dispose of such interest. Unilever will also receive a one-time $15.7 billion cash payment, subject to certain adjustments. The pending transaction is subject to the satisfaction or waiver of certain customary closing conditions, including shareholder and regulatory approvals. For additional information regarding the pending transaction, see Note 2 of the notes to our accompanying condensed consolidated financial statements.
Executive Summary
In the second quarter of 2026, we achieved net sales growth of 16.7% as compared to the same quarter of 2025, due to the following factors:
•Volume and product mix unfavorably impacted net sales by 0.5%. The Consumer segment experienced unfavorable volume and product mix of 1.9% and the Flavor Solutions segment experienced favorable volume and product mix of 1.4%.

•Pricing favorably impacted net sales by 2.2%. The Consumer segment experienced favorable pricing of 2.7% and the Flavor Solutions segment experienced favorable pricing of 1.5%.
•The impact of our acquisition of McCormick de Mexico contributed 12.3% of our net sales growth.
•Fluctuations in currency rates positively impacted net sales by 2.7%. Fluctuations in currency rates positively impacted our Consumer segment sales growth by 2.4% and our Flavor Solutions segment sales growth by 3.0%.
Operating income was $276.4 million in the second quarter of 2026, compared to $245.8 million in the same period of 2025, reflecting an increase of 12.4%. Our gross profit margin increased by 270 basis points driven by the impacts of the McCormick de Mexico acquisition, favorable pricing, the IEEPA tariff refund, and cost savings from the Company's Comprehensive Continuous Improvement (CCI) program, partially offset by increased commodity costs and higher freight costs due to the conflict in the Middle East. Selling, general, and administrative (SG&A) expense as a percentage of sales increased by 90 basis points, primarily driven by the impact of the McCormick de Mexico acquisition and increased investments in technology. Excluding special charges, adjusted operating income was $336.4 million in the second quarter of 2026, reflecting an increase of 30.1% compared to $258.6 million in the 2025 period, primarily driven by the impact of the McCormick de Mexico acquisition and the IEEPA tariff refund. In constant currency, adjusted operating income increased by 27.3%.
Diluted earnings per share was $0.56 and $0.65 in the second quarters of 2026 and 2025, respectively. Special charges, including transaction and integration costs, lowered diluted earnings per share by $0.24 and $0.04 in the second quarters of 2026 and 2025, respectively. Excluding the effects of special charges, adjusted diluted earnings per share was $0.80 and $0.69 in the second quarters of 2026 and 2025, respectively. The increase in adjusted diluted earnings per share was driven by favorable operating income and a decrease in the effective tax rate, partially offset by lower income from unconsolidated operations, higher income attributable to noncontrolling interests, an increase in interest expense, and a decrease in other income.
A detailed review of our second quarter 2026 performance compared to the second quarter of fiscal 2025 appears in the section titled “Results of Operations – Company” and “Results of Operations – Segments.” For a reconciliation of non-GAAP to reported amounts, see the subsequent discussion under the heading “Non-GAAP Financial Measures.”
2026 Outlook
Our fiscal 2026 outlook continues to reflect prioritized investments in key categories to sustain our volume trends and drive long-term profitable growth while appreciating the uncertainty of the consumer and macro environment, including global trade policies and the conflict in the Middle East. Our CCI program is continuing to fuel growth investments while also driving operating margin expansion. Our fiscal 2026 outlook also reflects meaningful contributions from the acquisition of a controlling interest in McCormick de Mexico, which closed on January 2, 2026.
Our outlook for 2026 adjusted operating income and adjusted earnings per share are non-GAAP financial measures that exclude or otherwise adjust for items impacting comparability of financial results. We do not provide guidance on a GAAP basis as we cannot predict certain items included in GAAP results such as special charges, including transaction and integration expenses.
In 2026, we expect net sales to grow between 13% and 17% compared to 2025, including an 11% to 13% increase as a result of the acquisition of a controlling interest in McCormick de Mexico and a 1% favorable impact from foreign currency rates, or to grow from 1% to 3% on an organic basis. We anticipate that net sales will benefit from favorable volume and product mix and pricing.
In 2026, we expect an increase in adjusted operating income of 16% to 20% compared to 2025, including a 1% favorable impact from foreign currency rates, or to increase by 15% to 19% on a constant currency basis. This anticipated increase in adjusted operating income reflects adjusted gross margin expansion, accretion from the acquisition of the controlling interest in McCormick de Mexico and cost savings from our CCI program, partially offset by an increase in SG&A expense, including increased investments in technology, performance-based employee compensation expenses and investments aimed at driving volume growth, particularly in brand marketing. We project our brand marketing investments in 2026 to rise by low to mid-teens digits, including the impact from the acquisition of the controlling interest in McCormick de Mexico, compared to 2025. The benefit of the IEEPA tariff refund is expected to be offset by increased inflation, including costs related to the Middle East conflict, and continued investments in business growth.
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

RESULTS OF OPERATIONS – COMPANY

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Net sales	$1,936.6	$1,659.5	$3,810.5	$3,265.0
Percent increase	16.7%	1.0%	16.7%	0.6%
Components of percent change in net sales – increase (decrease):
Pricing actions	2.2%	0.3%	2.1%	0.1%
Volume and product mix	(0.5)%	1.3%	(0.7)%	1.7%
Acquisition	12.3%	—%	12.4%	—%
Foreign exchange	2.7%	(0.6)%	2.9%	(1.2)%
Gross profit	$778.2	$622.8	$1,487.1	$1,226.8
Gross profit margin	40.2%	37.5%	39.0%	37.6%
Sales for the second quarter of 2026 increased by 16.7% from the same period in 2025 and increased by 1.7% on an organic basis (that is, excluding the impact of acquisitions and foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). The acquisition of McCormick de Mexico added 12.3% to net sales. Pricing favorably impacted sales by 2.2% with favorable pricing from our Consumer and Flavor Solutions segments of 2.7% and 1.5%, respectively. Unfavorable volume and product mix decreased sales by 0.5% with unfavorable volume and product mix from our Consumer segment of 1.9% partially offset by favorable volume and product mix from our Flavor Solutions segment of 1.4%. Foreign currency rates increased sales by 2.7%.
Sales for the six months ended May 31, 2026 increased by 16.7% from the same period in 2025 and increased by 1.4% on an organic basis. The acquisition of McCormick de Mexico added 12.4% to net sales. Pricing favorably impacted sales by 2.1% with favorable pricing from our Consumer and Flavor Solutions segments of 2.5% and 1.5%, respectively. Unfavorable volume and product mix decreased sales by 0.7% with unfavorable volume and product mix from our Consumer segment of 1.2% partially offset by favorable volume and product mix from our Flavor Solutions segment of 0.2%. Foreign currency rates increased sales by 2.9%.
Gross profit for the second quarter of 2026 increased by $155.4 million, or 25.0%, from the same period of 2025. Our gross profit margin was 40.2%, an increase of 270 basis points, driven by the impacts of the McCormick de Mexico acquisition, favorable pricing, the IEEPA tariff refund, and cost savings from the Company's CCI program, partially offset by increased commodity costs and higher freight costs due to the conflict in the Middle East.
Gross profit for the six months ended May 31, 2026 increased by $260.3 million, or 21.2%, from the same period in 2025. Our gross profit margin was 39.0%, an increase of 140 basis points, driven by the impact of the McCormick de Mexico acquisition, which included a step-up of acquired inventory recognized as special charges in Cost of goods sold as the related inventory was sold, favorable pricing, the impact of the IEEPA tariff refund, and cost savings from the Company's CCI program, partially offset by increased commodity costs and higher freight costs due to the conflict in the Middle East. Excluding the impact of special charges included in Cost of goods sold, adjusted gross margin was 39.4%, or an increase of 180 basis points.

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Selling, general & administrative (SG&A) expense	$441.8	$364.2	$898.1	$743.0
Percent of net sales	22.8%	21.9%	23.5%	22.8%
SG&A expense increased by $77.6 million in the second quarter of 2026 as compared to the same period in 2025, driven primarily by the impact of the McCormick de Mexico acquisition, increased brand marketing expense, and increased investments in technology. SG&A as a percentage of net sales increased by 90 basis points.
SG&A expense increased by $155.1 million in the six months ended May 31, 2026 as compared to the same period in 2025, driven primarily by the impact of the McCormick de Mexico acquisition, increased brand marketing expense, and increased investments in technology. SG&A as a percentage of net sales increased by 70 basis points.

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Special charges	$60.0	$12.8	$85.1	$12.8
During the three months ended May 31, 2026, we recorded $60.0 million of special charges, including transaction and integration expenses. Those expenses consisted of $57.6 million of transaction and integration costs, $1.8 million associated with employee severance and related benefits associated with our SG&A streamlining actions and $0.6 million associated with other actions.
During the six months ended May 31, 2026, we recorded $85.1 million of special charges, including transaction and integration expenses. Those expenses consisted of $65.5 million of transaction and integration costs, $18.0 million associated with employee severance and related benefits associated with our SG&A streamlining actions and $1.6 million associated with other actions.
During the three and six months ended May 31, 2025, we recorded $12.8 million of special charges, including transaction and integration expenses. Those expenses principally consisted of $11.4 million associated with employee severance and related benefits associated with our SG&A streamlining actions, $0.8 million of transaction and integration costs, and $0.6 million associated with other actions.
Details with respect to the composition of special charges, including transaction and integration expenses, are included in Note 3 of the notes to the accompanying condensed consolidated financial statements.

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Interest expense	$62.7	$51.0	$110.0	$99.5
Other income, net	6.5	9.8	11.3	19.6
Interest expense increased by $11.7 million and $10.5 million for the three and six months ended May 31, 2026, respectively, compared to the same period in 2025, driven by $6.8 million of amortization of debt financing fees related to our pending merger with Unilever Foods, the effects of higher interest rates and the impact of higher average borrowing levels.
Other income, net, decreased by $3.3 million and $8.3 million for the three and six months ended May 31, 2026, respectively, compared to the same period in 2025 due to a lower level of interest income driven primarily by the impact of the acquisition of McCormick de Mexico on our average cash balance during the period.

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Income from consolidated operations before income taxes	$220.2	$204.6	$405.2	$391.1
Income tax expense	63.5	49.3	112.2	90.9
Effective tax rate	28.8%	24.1%	27.7%	23.2%
The effective tax rate for the three months ended May 31, 2026 increased by 4.7% compared to the same periods in 2025 primarily driven by the unfavorable impact of acquisition related costs partially offset by the impact of discrete tax items which are described in more detail in Note 8 of the notes to our accompanying condensed consolidated financial statements.
The effective tax rate for the six months ended May 31, 2026 increased by 4.5% compared to the same periods in 2025 primarily driven by the unfavorable impact of acquisition related costs.

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Income from unconsolidated operations	$3.5	$20.7	$889.5	$39.2

Income from unconsolidated operations decreased $17.2 million for the three months ended May 31, 2026 compared to the same period of 2025. This decrease was primarily driven by the acquisition of an additional 25% ownership interest in McCormick de Mexico which resulted in the consolidation of McCormick de Mexico's financial results, which is described in more detail in Note 2 of the notes to our accompanying condensed consolidated financial statements.
Income from unconsolidated operations increased by $850.3 million for the six months ended May 31, 2026 compared to the same period of 2025. This increase was primarily driven by a gain of $866.8 million on the remeasurement of our previously held equity interest in McCormick de Mexico, which is described in more detail in Note 2 of the notes to our accompanying condensed consolidated financial statements.

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Net income attributable to noncontrolling interests	$10.1	$1.0	$16.2	$2.1
Net income attributable to noncontrolling interests increased by $9.1 million for the three months ended May 31, 2026 and $14.1 million for the six months ended May 31, 2026 compared to the same periods in 2025. This increase was driven by the net income attributable to our noncontrolling interest in McCormick de Mexico upon its consolidation in 2026.

The following table outlines the major components of the change in diluted earnings per share from 2025 to 2026:

	Three months ended May 31,	Six months ended May 31,
2025 Earnings per share – diluted	$0.65	$1.25
Impact of change in operating income	0.22	0.34
Increase in special charges	(0.20)	(0.32)
Increase in interest expense	(0.02)	(0.01)
Decrease in other income, net	(0.01)	(0.02)
After tax gain on remeasurement of a previously held equity interest in McCormick de Mexico	—	3.22
Impact of change in effective income tax rate, excluding taxes on special charges	0.02	(0.02)
Impact of net income attributable to noncontrolling interest	(0.03)	(0.05)
Decrease in unconsolidated income	$(0.07)	$(0.06)
2026 Earnings per share – diluted	$0.56	$4.33

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

CONSUMER SEGMENT

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Net sales	$1,142.7	$930.6	$2,287.7	$1,849.8
Percent increase	22.8%	2.9%	23.7%	1.3%
Segment operating income	$216.9	$163.6	$396.5	$310.3
Segment operating income margin	19.0%	17.6%	17.3%	16.8%

In the second quarter of 2026, sales of our Consumer segment increased by 22.8% compared to the second quarter of 2025 and increased by 0.8% on an organic basis. The acquisition of McCormick de Mexico increased sales by 19.6%. Unfavorable volume and product mix decreased sales by 1.9%, driven by declines in the Americas region which were partially offset by growth in the EMEA and APAC regions. Favorable pricing impacted sales by 2.7% primarily driven by the Americas region. The favorable impact of foreign currency rates increased sales by 2.4%.
In the Americas region, Consumer segment sales increased by 28.0% in the second quarter of 2026 compared to the same quarter of 2025 and decreased by 0.2% on an organic basis. The acquisition of McCormick de Mexico increased sales by 27.9%. Unfavorable volume and product mix decreased sales by 3.6%, which included the unfavorable impact of price elasticity. Favorable pricing impacted sales by 3.4%. The favorable impact of foreign currency rates increased sales by 0.3%.
In the EMEA region, Consumer segment sales increased by 10.7% in the second quarter of 2026 compared to the same quarter of 2025 and increased by 3.3% on an organic basis. Favorable volume and product mix increased sales by 1.9%, driven by higher sales in France and the UK. Favorable pricing impacted sales by 1.4%. The favorable impact from foreign currency rates increased sales by 7.4%.
In the APAC region, Consumer segment sales increased by 10.0% in the second quarter of 2026 compared to the same quarter of 2025 and increased by 2.9% on an organic basis. Favorable volume and product mix increased sales by 2.4%, driven by higher sales in China. Favorable pricing impacted sales by 0.5%. The favorable impact from foreign currency rates increased sales by 7.1%.
For the six months ended May 31, 2026, sales of our Consumer segment increased 23.7% as compared to the same period in 2025 and increased by 1.3% on an organic basis. The acquisition of McCormick de Mexico increased sales by 19.7%. Unfavorable volume and product mix decreased sales by 1.2% driven by declines in the Americas region which were partially offset by growth in the EMEA and APAC regions. Favorable pricing impacted sales by 2.5% driven by the Americas region. The favorable impact from foreign currency rates increased sales by 2.7% .
Segment operating income for our Consumer segment for the second quarter of 2026 increased by $53.3 million, or 32.6%, as compared to the same period of 2025 driven by an increase in gross profit, partially offset by an increase in SG&A expense. The increase in gross profit was driven by the impacts of our acquisition of McCormick de Mexico, favorable pricing, the IEEPA tariff refund, and CCI-led cost savings, partially offset by increased commodity costs and higher freight costs due to the conflict in the Middle East. The increase in SG&A expense was driven by the items described in the consolidated discussion. Segment operating margin increased by 140 basis points to 19.0%. On a constant currency basis, segment operating income increased by 30.7%.
Segment operating income for our Consumer segment for the six months ended May 31, 2026 increased by $86.2 million, or 27.8%, as compared to the same period in 2025, driven by the effects of an increase in gross profit partially offset by an increase in SG&A expense. The increase in gross profit was driven by the impacts of our acquisition of McCormick de Mexico, the IEEPA tariff refund, favorable pricing, and CCI-led cost savings, partially offset by increased commodity costs and higher freight costs due to the conflict in the Middle East. Segment operating margin increased by 50 basis points to 17.3%. On a constant currency basis, segment operating income increased by 25.9%.

FLAVOR SOLUTIONS SEGMENT

	Three months ended May 31,		Six months ended May 31,
	2026	2025	2026	2025
Net sales	$793.9	$728.9	$1,522.8	$1,415.2
Percent increase	8.9%	(1.3)%	7.6%	(0.3)%
Segment operating income	$119.5	$95.0	$207.5	$173.5
Segment operating income margin	15.1%	13.0%	13.6%	12.3%
In the second quarter of 2026, sales of our Flavor Solutions segment increased by 8.9% as compared to the second quarter of 2025 and increased by 2.9% on an organic basis. The acquisition of McCormick de Mexico increased sales by 3.0%. Favorable volume and product mix increased sales by 1.4% driven by the Americas and APAC regions, partially offset by lower sales in the EMEA region. Favorable pricing increased sales by 1.5% driven by the Americas and EMEA regions. The favorable impact of foreign currency rates increased sales by 3.0%.

In the Americas region, Flavor Solutions sales increased by 10.0% in the second quarter of 2026 compared to the second quarter of 2025 and increased by 3.9% on an organic basis. The acquisition of McCormick de Mexico increased sales by 4.2%. Favorable volume and product mix increased sales by 2.1% driven by the effect of higher sales to packaged food customers. Favorable pricing impacted sales by 1.8%. The favorable impact from foreign currency rates increased sales by 1.9%.
In the EMEA region, Flavor Solutions sales increased by 5.4% in the second quarter of 2026 compared to the second quarter of 2025 and increased by 0.4% on an organic basis. Unfavorable volume and product mix decreased sales by 1.2% driven by the effect of lower sales to quick-service restaurant customers. Favorable pricing impacted sales by 1.6%. The favorable impact from foreign currency rates increased sales by 5.0%.
In the APAC region, Flavor Solutions sales increased by 7.5% in the second quarter of 2026 compared to the second quarter of 2025, and increased by 0.2% on an organic basis. Favorable volume and product mix increased sales by 0.8%, primarily driven by growth in China. Pricing unfavorably impacted sales by 0.6%. The favorable impact from foreign currency rates increased sales by 7.3%.
For the six months ended May 31, 2026, sales of our Flavor Solutions segment increased 7.6% as compared to the same period in 2025 and increased by 1.7% on an organic basis. The acquisition of McCormick de Mexico increased sales by 2.7%. Favorable volume and product mix increased sales by 0.2% driven primarily by growth in the APAC region partially offset by lower sales in the EMEA region. Favorable pricing increased sales by 1.5%, driven by the Americas and EMEA regions partially offset by unfavorable pricing in the APAC region. The favorable impact of foreign currency rates increased segment sales by 3.2%.
Segment operating income for our Flavor Solutions segment for the second quarter of 2026 increased by $24.5 million, or 25.8%, compared to the same period of 2025 driven by an increase in gross profit partially offset by an increase in SG&A expense. The increase in gross profit was driven by favorable pricing, the impact of our acquisition of McCormick de Mexico, and CCI-led cost savings. The increase in SG&A expense was driven by the impact of the McCormick de Mexico acquisition and increased investments in technology. Segment operating margin increased by 210 basis points to 15.1%. On a constant currency basis, segment operating income increased by 21.4%.
Segment operating income for our Flavor Solutions segment for the six months ended May 31, 2026 increased by $34.0 million, or 19.6%, compared to the same period in 2025, driven by the effects of an increase in gross profit partially offset by an increase in SG&A expense. The increase in gross profit was driven by favorable pricing, the impact of our acquisition of McCormick de Mexico, and CCI-led cost savings. The increase in SG&A expense was driven by the impact of the McCormick de Mexico acquisition and increased investments in technology. Segment operating margin increased by 130 basis points to 13.6%. On a constant currency basis, segment operating income increased by 15.1%.

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

The following table sets forth the notional values and unrealized net gains (losses) of the portfolio of our forward foreign currency and cross currency swap contracts:

	May 31, 2026	November 30, 2025
Forward foreign currency:
Notional value	$928.9	$1,018.2
Unrealized net (loss) gain	0.5	5.8
Cross currency swaps:
Notional value	1,024.0	1,011.9
Unrealized net loss	(15.3)	(9.6)
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
The following table sets forth the notional values and unrealized net gains (losses) of our interest rate swap contracts:

	May 31, 2026	November 30, 2025
Notional value	$500.0	$500.0
Unrealized net (loss) gain	(23.7)	(20.8)
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
The following table sets forth the notional values and unrealized net gains (losses) of our commodity contracts:

	May 31, 2026	November 30, 2025
Notional value	$301.8	$—
Unrealized net gain	55.9	—
Credit Risk
The customers of our Consumer segment are predominantly food retailers and food wholesalers. Consolidations in these industries have created larger customers. In addition, competition has increased with the growth in alternative channels including mass merchandisers, dollar stores, warehouse clubs, discount chains, and e-commerce. This has caused some customers to be less profitable and increased our exposure to credit risk. Some of our customers and counterparties are highly leveraged. We continue to closely monitor the credit worthiness of our customers and counterparties. We believe that our allowance for credit losses properly recognizes trade receivables at realizable value. We consider nonperformance credit risk for other financial instruments to be insignificant.

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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2025	Three months ended May 31,		Six months ended May 31,
		2026	2025	2026	2025
Gross profit	$2,592.2	$778.2	$622.8	$1,487.1	$1,226.8
Impact of Special charges included in cost of goods sold	2.1	—	—	15.0	—
Adjusted gross profit	$2,594.3	$778.2	$622.8	$1,502.1	$1,226.8
Gross profit margin(1)	37.9%	40.2%	37.5%	39.0%	37.6%
Impact of Special charges(1)	—%	—%	—%	0.4%	—%
Adjusted gross profit margin(1)	37.9%	40.2%	37.5%	39.4%	37.6%

Operating income	$1,070.8	$276.4	$245.8	$503.9	$471.0
Impact of Special charges	23.2	60.0	12.8	100.1	12.8
Adjusted operating income	$1,094.0	$336.4	$258.6	$604.0	$483.8
Operating income margin(2)	15.7%	14.3%	14.8%	13.2%	14.4%
Impact of Special charges(2)	0.3%	3.1%	0.8%	2.7%	0.4%
Adjusted operating income margin(2)	16.0%	17.4%	15.6%	15.9%	14.8%

Income tax expense	$195.8	$63.5	$49.3	$112.2	$90.9
Impact of Special charges	5.5	1.0	3.0	10.9	3.0
Adjusted income tax expense	$201.3	$64.5	$52.3	$123.1	$93.9
Income tax rate(3)	21.4%	28.8%	24.1%	27.7%	23.2%
Impact of Special charges	0.1%	(6.3)%	—%	(3.7)%	—%
Adjusted income tax rate(3)	21.5%	22.5%	24.1%	24.0%	23.2%

Net income attributable to McCormick & Company	$789.4	$150.1	$175.0	$1,166.3	$337.3
Impact of Special charges, net of non-controlling interest(4)(5)	17.7	65.8	9.8	93.3	9.8
Gain on remeasurement of previously held equity interest	—	—	—	(866.8)	—
Adjusted net income	$807.1	$215.9	$184.8	$392.8	$347.1

Earnings per share – diluted	$2.93	$0.56	$0.65	$4.33	$1.25
Impact of Special charges	0.07	0.24	0.04	0.35	0.04
Gain on remeasurement of previously held equity interest	—	—	—	(3.22)	—
Adjusted earnings per share – diluted	$3.00	$0.80	$0.69	$1.46	$1.29

(1)	Gross profit margin, impact of special charges, and adjusted gross profit margin are calculated as gross profit, impact of special charges, and adjusted gross profit as a percentage of net sales for each period presented. The impact of special charges included in cost of goods sold represents the step-up of acquired inventory recognized in cost of goods sold as the related inventory was sold.

(2)	Operating income margin, impact of special charges, and adjusted operating income margin are calculated as operating income, impact of special charges, and adjusted operating income as a percentage of net sales for each period presented.

(3)	Income tax rate is calculated as income tax expense as a percentage of income from consolidated operations before income taxes. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $287.0 million and $217.4 million for the three months ended May 31, 2026 and 2025, respectively, and $512.1 million and $403.9 million for the six months ended May 31, 2026 and 2025, respectively. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $936.2 million for the year ended November 30, 2025.

(4)	The impact of special charges, net of noncontrolling interests, for six months ended May 31, 2026 includes a $2.6 million non-controlling interest effect associated with the step-up of acquired inventory recognized in cost of goods sold as the related inventory was sold.

(5)	The impact of special charges, net of noncontrolling interests, for three and six months ended May 31, 2026 includes a net income impact of $5.2 million related to transaction expenses included in interest expense.

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
Rates of constant currency and organic growth (decline) follow:

	Three months ended May 31, 2026
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis	Impact of acquisition	Percentage change on an organic basis
Net sales:
Consumer segment:
Americas	28.0%	0.3%	27.7%	27.9%	(0.2)%
EMEA	10.7%	7.4%	3.3%	—%	3.3%
APAC	10.0%	7.1%	2.9%	—%	2.9%
Total Consumer	22.8%	2.4%	20.4%	19.6%	0.8%
Flavor Solutions segment:
Americas	10.0%	1.9%	8.1%	4.2%	3.9%
EMEA	5.4%	5.0%	0.4%	—%	0.4%
APAC	7.5%	7.3%	0.2%	—%	0.2%
Total Flavor Solutions	8.9%	3.0%	5.9%	3.0%	2.9%
Total net sales	16.7%	2.7%	14.0%	12.3%	1.7%

	Six months ended May 31, 2026
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis	Impact of acquisition	Percentage change on an organic basis
Net sales:
Consumer segment:
Americas	29.1%	0.3%	28.8%	28.4%	0.4%
EMEA	13.1%	9.6%	3.5%	—%	3.5%
APAC	8.0%	5.5%	2.5%	—%	2.5%
Total Consumer	23.7%	2.7%	21.0%	19.7%	1.3%
Flavor Solutions segment:
Americas	8.1%	1.9%	6.2%	3.8%	2.4%
EMEA	6.3%	6.4%	(0.1)%	—%	(0.1)%
APAC	6.3%	6.0%	0.3%	—%	0.3%
Total Flavor Solutions	7.6%	3.2%	4.4%	2.7%	1.7%
Total net sales	16.7%	2.9%	13.8%	12.4%	1.4%

	Three months ended May 31, 2026
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Adjusted operating income:
Consumer segment	32.6%	1.9%	30.7%
Flavor Solutions segment	25.8%	4.4%	21.4%
Total adjusted operating income	30.1%	2.8%	27.3%

	Six months ended May 31, 2026
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Adjusted operating income:
Consumer segment	27.8%	1.9%	25.9%
Flavor Solutions segment	19.6%	4.5%	15.1%
Total adjusted operating income	24.8%	2.8%	22.0%

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

Projections for the Year Ending November 30, 2026
Percentage change in net sales	13% to 17%
Impact of favorable foreign currency exchange	1%
Percentage change in net sales in constant currency	12% to 16%
Impact of acquisition	11% to 13%
Percentage change in organic net sales	1% to 3%

Percentage change in adjusted operating income	16% to 20%
Impact of favorable foreign currency exchange	1%
Percentage change in adjusted operating income in constant currency	15% to 19%

Percentage change in adjusted earnings per share - diluted	2% to 5%
Impact of favorable foreign currency exchange	1%
Percentage change in adjusted earnings per share in constant currency - diluted	1% to 4%

LIQUIDITY AND FINANCIAL CONDITION

	Six months ended May 31,
	2026	2025
Net cash provided by operating activities	$430.7	$161.4
Net cash used in investing activities	(805.1)	(105.2)
Net cash used in financing activities	602.7	(142.9)
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
We expect that the pending combination with Unilever Foods is likely to result in a material increase in our debt and liquidity needs that will impact our capital needs prior to and after the closing of such transaction. Under the terms of the Merger Agreement, we will issue voting and non-voting securities to Unilever and its shareholders and make a one-time cash payment of $15.7 billion to Unilever, subject to certain adjustments, which we intend to fund through the Bridge Facility, the Term Loan Facility, and, to the extent available, the Permanent Financing. See Note 4 of the notes to the condensed consolidated financial statements for further discussion. We believe that our sources of liquidity, which include existing cash balances, cash flows from operations, existing credit facilities, our commercial paper program, access to capital markets and the committed debt financing related to the pending transaction with Unilever Foods, will provide sufficient liquidity to meet our debt obligations, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, the one-time cash payment to Unilever in connection with the pending transaction, the payment associated with an acquisition and payment of anticipated quarterly dividends for at least the next twelve months.

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
Operating Cash Flow — Net cash provided by operating activities of $430.7 million for the six months ended May 31, 2026 increased $269.3 million as compared to $161.4 million for the corresponding 2025 period. The increase in operating cash flow was primarily driven by lower cash used for working capital. The lower use of cash associated with working capital, net of effect of businesses acquired, was driven by a decreased use of cash associated with accounts payable and increased source of cash from accounts receivables in 2026 compared to the 2025 period.
Investing Cash Flow — Cash used in investing activities of $805.1 million for the six months ended May 31, 2026 increased by $699.9 million as compared to $105.2 million for the corresponding period in 2025. Our primary investing cash flows included cash used in the acquisition of a business and cash used for capital expenditures. Capital expenditures, including expenditures for capitalized software decreased from the 2025 level of $85.4 million to $75.2 million. Cash used for the acquisition of a business, net of cash acquired for the six months ended May 31, 2026 was $729.9 million as compared to $19.8 million for the six months ended May 31, 2025. We expect 2026 capital expenditures to approximate $250 million.
Financing Cash Flow — Financing activities provided cash of $602.7 million for the six months ended May 31, 2026 as compared to a use of cash of $142.9 million for the corresponding period in 2025. The year-over-year change was primarily driven by fluctuations in net borrowings, share repurchase activity, and dividend payments, as further described below.
The following table outlines our net borrowing activities:

	Six months ended May 31,
	2026	2025
Net increase in short-term borrowings (repayments), net	$945.2	$116.0
Repayments of long-term debt	(504.4)	(13.6)
Debt financing fees paid	(51.0)	—
Long-term debt borrowings (net of debt issuance costs of $1.1)	497.7	0.9
Net cash provided by borrowing activities	$887.5	$103.3
During the six months ended May 31, 2026, the increase in short-term borrowings was principally to fund investing cash requirements. During the six months ended May 31, 2026, we repaid $504.4 million of long-term debt, including the $500 million, 0.90% notes that matured in February 2026. In the second quarter of 2026, we paid $51.0 million of aggregate debt financing fees related to the pending merger with Unilever Foods which were deferred in Other assets and are being amortized to Interest expense. During the six months ended May 31, 2026, we issued $500 million of 4.15% notes due 2029, with net proceeds received of $497.1 million.
The following table outlines the activity in our share repurchase program:

	Six months ended May 31,
	2026	2025
Number of shares of common stock repurchased (in thousands)	154	345
Dollar amount (in millions)	$10.9	$26.5
As of May 31, 2026, approximately $402.6 million remained of the $600.0 million share repurchase program that was authorized by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the six months ended May 31, 2026, we received proceeds of $13.6 million from exercised stock options as compared to $13.3 million received in the corresponding 2025 period. We repurchased $11.9 million and $12.6 million of common stock during the six months ended May 31, 2026 and 2025, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.

Dividends paid increased to $257.9 million, or a per share quarterly dividend of $0.48, in the first six months of 2026 from $241.5 million, or a per share quarterly dividend of $0.45, of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors. We paid dividends to our joint venture partner of $8.4 million in the first six months of 2026.
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
At May 31, 2026 and 2025, we temporarily used $449.4 million and $614.2 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are typically lower at the end of a quarter. The average short-term borrowings outstanding for the six months ended May 31, 2026 and 2025 were $1,519.4 million and $1,073.5 million, respectively. Total average debt outstanding for the six months ended May 31, 2026 and 2025 was $5,111.1 million and $4,873.5 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At May 31, 2026, the exchange rate for the British pound sterling, Euro, Canadian dollar, Mexican peso, Chinese renminbi, Australian dollar, and Polish zloty were higher than the U.S. dollar at November 30, 2025.
Credit and Capital Markets
Cash flows from operating activities are our primary source of liquidity for funding growth, dividends, capital expenditures and share repurchases. We also rely on our revolving credit facilities, or borrowings backed by these facilities, to fund working capital needs and other general corporate requirements.
In February 2026, we issued $500 million aggregate principal amount of 4.15% unsecured senior notes due 2029. Interest is payable semiannually in February and August of each year, beginning in August 2026. The net proceeds received from the issuances of these notes of $497.1 million were used to repay a portion of the outstanding $500 million 0.90% notes due in February 2026.
In March 2026, we entered into the Bridge Commitment Letter in connection with the financing of the pending transaction with Unilever, pursuant to which the Commitment Parties committed to provide, subject to the terms and conditions set forth therein, the Bridge Facility an aggregate principal amount of up to $15.7 billion to fund the cash consideration and related fees and expenses at closing of the pending transaction. Effective April 28, 2026, we terminated $2.0 billion of the commitments under the Bridge Facility and entered into a term loan agreement as described below, subject to customary closing conditions for similar facilities.
In April 2026, we entered into the Term Loan Agreement by and among us, the lenders party thereto and Citibank, N.A., as the Administrative Agent. The Term Loan Agreement provides us with the Term Loan Facility at the the Closing Date, subject to satisfaction of customary closing conditions for similar facilities, for the purpose of financing a portion of the cash consideration to be paid in the pending transaction and paying related fees and expenses in connection therewith. The Term Loan Facility may be funded on the Closing Date or, subject to compliance with certain conditions, on the preceding business day, and matures three years after the Closing Date. Under the Term Loan Agreement, borrowings will bear interest on the principal amount outstanding at a floating rate based on, at our election, (i) Term SOFR (as defined in the Term Loan Agreement) plus an applicable margin based on the credit ratings of our senior unsecured long term debt ranging from 0.75% to 1.50% or (ii) Base Rate (as defined in the Term Loan Agreement) plus an applicable margin based on the credit ratings of our senior unsecured long term debt ranging from 0.00% to 0.50%. The Term Loan Agreement contains a financial covenant requiring us to maintain a minimum interest coverage ratio as well as other non-financial covenants and certain customary events of default.

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
Material Cash Requirements

We will continue to have cash requirements to support seasonal working capital needs and capital expenditures, to pay interest, to service debt, and to fund acquisitions. As part of our ongoing operations, we enter into contractual arrangements that obligate us to make future cash payments. Our primary obligations include principal and interest payments on our outstanding short-term borrowings and long-term debt. Our other cash requirements include raw material purchases, lease payments, income taxes, anticipated quarterly dividends, and pension and postretirement benefits, as well as other contractual obligations. In addition, in connection with the pending transaction with Unilever Foods, we will be obligated to make a one-time cash payment of $15.7 billion to Unilever, subject to certain adjustments.

These obligations impact our liquidity and capital resource needs. To meet those cash requirements, we intend to use our existing cash, cash equivalents and internally generated funds, to borrow under our existing credit facilities or under other short-term borrowing facilities, to utilize the committed debt financing we have obtained in connection with the pending transaction, and depending on market conditions and upon the significance of the cost of a particular debt maturity to our then-available sources of funds, to obtain additional short- and long-term financing. We believe that the cash provided from these sources will be adequate to meet our future cash requirements.

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
Business Combinations
We use the acquisition method in accounting for acquired businesses. Under the acquisition method, our financial statements reflect the operations of an acquired business starting from the closing of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. The fair value of any noncontrolling interest is estimated based on the implied value derived from the consideration transferred adjusted for any control premium. Any excess of the purchase consideration over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets, and noncontrolling interest. We generally obtain the assistance of a third-party valuation specialist in estimating fair values of tangible and intangible assets as well as estimating the fair value of any noncontrolling interest. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While management believes those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
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

FORWARD-LOOKING INFORMATION
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, special charges, including transaction and integration expenses, mergers, acquisitions, brand marketing support, volume and product mix, income tax expense, tariff-related matters, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” “should,” “anticipate,” “intend,” “believe,” “plan,” and similar expressions. These statements may relate to: the anticipated benefits and timing of, and our plans, strategies and objectives relating to, the pending transaction with Unilever Foods, including: due to the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the pending transaction, including changes in relevant tax and other applicable laws; the failure to obtain necessary regulatory approvals, approval of our shareholders, anticipated tax treatment or any required financing, or to satisfy any of the other conditions to the pending transaction; the possibility that unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies could impact the value or expected benefit of, timing or pursuit of the pending transaction; the risks and costs of the pursuit and/or implementation of the anticipated separation of Unilever Foods business prior to closing, including the anticipated timing required to complete the separation, any adjustment to the terms of the separation and any changes to the configuration of the businesses included in the separation if implemented; the financing of the pending transaction, including with respect to the Bridge Facility, the Term Loan Facility, and any other subsequent financing; the effectiveness of a registration statement on Form S-4 and our receipt of shareholder approval for the pending transaction and certain related matters; the anticipated ownership percentages of McCormick shareholders, Unilever shareholders and Unilever following the closing of the pending transaction; the effect of the announcement or pendency of the pending transaction on Unilever Foods’ or McCormick’s business relationships, competition, business, financial condition and operating results; the ability of McCormick to successfully integrate Unilever Foods’ operations and implement its plans, forecasts and other expectations with respect to Unilever Foods’ business or the combined business after the closing of the pending transaction; the ability of McCormick to manage additional debt and successfully de-lever following the transaction; general economic and industry conditions, including consumer spending rates, recessions, interest rates, and availability of capital; expectations regarding sales growth potential in various geographies and markets, including the impact of brand marketing support, product innovation, and customer, channel, category, heat platform, and e-commerce expansion; the expected results of operations of businesses acquired, including the additional 25% ownership interest in McCormick de Mexico; expected trends in net sales, earnings performance, and other financial measures; the expected impact of pricing actions on the Company's results of operations, including our sales volume and mix as well as gross margins; the expected impact of the inflationary cost environment on our business; the anticipated effects of factors affecting our supply chain, including the availability and prices of commodities and other supply chain resources such as raw materials, packaging, labor, and transportation; the potential impact of trade policies, including tariffs; the potential impact of legal challenges to U.S. tariffs, tariff refunds, and the timing and anticipated benefits thereof; the expected impact of productivity improvements, including those associated with our CCI program and the Global Business Services operating model initiative; the ability to identify, attract, hire, retain, and develop qualified personnel and the next generation of leaders; the impact of ongoing or future geopolitical conflicts, including those between Russia and Ukraine and the war/conflict in the Middle East, including the potential for broader economic disruption, in particular related to fuel and freight prices; expected working capital improvements; the anticipated timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; expectations regarding pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable payments of interest, repayment of short- and long-term debt, working capital needs, planned capital expenditures, quarterly dividends, and our ability to obtain additional short- and long-term financing or issue additional debt securities; and expectations regarding purchasing shares of McCormick's common stock under the existing repurchase authorization.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Results may be materially affected by factors such as: the Company's ability to drive revenue growth; the Company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the Company's reputation or brand name; loss of brand relevance; increased private label use; the Company's ability to offset cost pressures or business impacts related to trade policies such as tariffs, including relating to tariff refunds; the Company's ability to drive productivity improvements, including those related to our CCI program and other streamlining actions; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crises; issues affecting the Company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; the impact of changing political and geopolitical conditions, including the ongoing conflicts between Russia and Ukraine and the war/conflict in the Middle East, including the potential for broader economic disruption; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of our amount of outstanding indebtedness and related level of debt service as well as the effects that such debt service may have on the Company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the Company's information technology systems, including the threat of data breaches and cyber-attacks; the Company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws; including interpretations and assumptions we have made, and guidance that may be issued, and volatility in our effective tax rate; climate change; Environmental, Social and Governance (ESG) matters; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the Company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; risks related to the pending transaction with Unilever Foods, including: direct transaction costs and substantial transition and integration-related costs associated with the pending transaction; the parties' ability to meet expectations regarding the timing, completion and accounting and tax treatments of the transaction, and the occurrence of any event, change or other circumstance that could give rise to the termination of the transaction agreement; the failure to obtain necessary regulatory approvals, anticipated tax treatment or any required financing, or to satisfy any of the other conditions to the transaction; the possibility that unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies could adversely impact the value or expected benefit of, timing or pursuit of the transaction; the risks and costs of the pursuit and/or implementation of the anticipated separation of Unilever Foods' business prior to closing; uncertainties as to access to available financing to consummate the transaction upon acceptable terms and on a timely basis or at all; the failure to obtain the effectiveness of a registration statement on Form S-4 or our receipt of shareholder approval for the transaction; the effect of the announcement or pendency of the transaction on Unilever Foods' or McCormick's business relationships, competition, business, financial condition and operating results, including risks that the transaction disrupts current plans and operations of Unilever Foods or McCormick; the ability of Unilever Foods or McCormick to retain and hire key personnel, risks related to diverting either management team's attention from ongoing business operations, and risks associated with third-party contracts containing consent and/or other provisions that may be triggered by the transaction; the ability of McCormick to successfully integrate Unilever Foods' operations and implement its plans, forecasts and other expectations with respect to Unilever Foods' business or the combined business after the closing of the transaction; the ability of McCormick to manage additional debt and successfully de-lever following the transaction; the outcome of any legal proceedings that may be instituted against Unilever Foods or McCormick related to the transaction; and other risks as described herein under Part II, Item 1A “Risk Factors—Risks Relating to the Proposed Transaction”; and other risks described in the Company's filings with the Securities and Exchange Commission.
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
There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) that occurred during our latest fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as follows.
During our second quarter of 2026, McCormick de Mexico implemented a new enterprise resource planning (ERP) replacement program for a majority of the financial accounting systems.

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
On February 28, 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the Middle East. The military conflict in Iran has resulted in instability around the Middle East region, particularly a disruption in shipment of global oil and gas flows, with cascading effects on energy prices and global economic conditions. Despite current de-escalation and settlement negotiations, tensions in the region remain high. Although we do not have material operations in the region, the conflict and any further escalation, including heightened military activity, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain (including freight costs), adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, financial markets and overall macroeconomic conditions, and adversely impact customer spending patterns in markets in which we operate. While we expect the impacts of the conflict to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.
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
We expect to incur a substantial amount of debt in connection with the proposed transaction and have entered into the Bridge Commitment Letter and the Term Loan Agreement for the purpose of financing all or a portion of the cash consideration to be paid in the proposed transaction and paying related fees and expenses in connection with the proposed transaction and the other transactions contemplated by the Merger Agreement. We anticipate replacing some or all of the Bridge Facility commitments on or prior to closing with Permanent Financing. See "Debt and Credit Facilities" in the notes to our accompanying condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information. In addition to direct transaction costs, we expect to incur substantial transition and integration-related costs following the closing of the proposed transaction, the incurrence of which, together with additional indebtedness, could adversely affect our credit rating, cash flows, operating results, and ability to return capital to shareholders.
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
As a result of the proposed transaction, and subject to Unilever not electing to dispose of its interest in the combined company under the Merger Agreement, our existing shareholders are expected to own approximately 35.0% of the combined company, with current Unilever shareholders expected to own approximately 55.1% and Unilever retaining up to approximately 9.9%, subject to a one-year lock-up period. This significant dilution in ownership will reduce the ability of holders of our voting securities to influence our management and policies after closing of the proposed transaction, and could have an adverse effect on the trading price of our securities.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended May 31, 2026, we did not purchase any of our Common Stock (CS) and Common Stock Non-Voting (CSNV).
As of May 31, 2026, approximately $403 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement

Income Security Act of 1974. During the second quarter of 2026, we issued 118,280 shares of CSNV in exchange for shares of CS and issued 6,341 shares of CS in exchange for shares of CSNV.

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

Compensatory Arrangements of Certain Officers

On June 22, 2026, the Compensation and Human Capital Committee of the Company’s Board of Directors determined that, subject to the consummation of the transactions under the Merger Agreement, in the event that one of the Company’s named executive officers is terminated by the Company other than for cause or the named executive officer resigns for good reason (each as defined in the Company’s Severance Plan for Executives (the “Severance Plan”)) during the period beginning six months before the Closing Date and ending two years after the Closing Date, the named executive officer will, subject to the terms and conditions in Section 4.1 of the Severance Plan, be entitled to the benefits under Sections 4.2(a)(2), 4.5(b), 4.6, 4.7(b) and 4.8 of the Severance Plan in lieu of the benefits under Sections 4.2(a)(1), 4.5(a) and 4.7(a) of the Severance Plan.

In addition, on June 24, 2026, each of the Company’s named executive officers (other than Mr. Foley) entered into a retention award agreement providing for a special one-time cash retention award of $1,000,000, 50% of which will vest on the Closing Date and 50% of which will vest on the six-month anniversary of the Closing Date, subject to the named executive officer’s continued employment through each such vesting date. If the named executive officer’s employment is terminated due to his or her death or disability, or following the Closing Date by the Company other than for cause, subject to an effective release of claims, the unvested portion of the retention award will fully vest and become payable.

The foregoing description of the Severance Plan determination is qualified in its entirety by reference to the terms of the Severance Plan, which is filed as Exhibit 10(xix) to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2015, and the description of the retention awards is qualified in its entirety by reference to the terms of the form of retention award agreement, which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending August 31, 2026.

This disclosure is intended to satisfy the requirements of Item 5.02(e) of Form 8-K.

ITEM 6.EXHIBITS

The following exhibits are attached or incorporated herein by reference:

	Exhibit Number		Description
(2)	(i)
Agreement and Plan of Merger, dated March 31, 2026, by and among Unilever PLC, Unilever Alpha HoldCo B.V., Sandman Corporation, McCormick & Company, Incorporated, Morpheus Merger Sub I Corp. and Morpheus Merger Sub II, LLC, incorporated by reference from Exhibit 2.1 of McCormick's Form 8-K/A, as amended, dated March 31, 2026, File No. 1-14920, as filed with the Securities and Exchange Commission on April 6, 2026.

(ii)
Separation and Distribution Agreement, dated as of March 31, 2026, by and among Unilever PLC, Unilever Alpha HoldCo B.V., Sandman Corporation and McCormick & Company, Incorporated, incorporated by reference from Exhibit 2.2 of McCormick's Form 8-K/A, as amended, dated March 31, 2026, File No. 1-14920, as filed with the Securities and Exchange Commission on April 6, 2026.

(iii)
Term Loan Agreement, dated April 28, 2026, by and among McCormick, as borrower, the lenders party thereto and Citibank, N.A., as administrative agent for the lenders, incorporated by reference from Exhibit 2.1 of McCormick’s Form 8-K, dated April 28, 2026, File No. 1-14920, as filed with the Securities and Exchange Commission on May 1, 2026.

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

(10)Material Contracts

(i)Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000, and May 16, 2003, in which directors, officers, and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*
(ii)2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*
(iii)Non-Qualified Retirement Savings Plan, with an effective date of February 1, 2017, in which directors, officers, and certain other management employees participate, a copy of which Plan document was attached as Exhibit 10(v) of McCormick's Form 10-Q for the quarter ended February 28, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on March 28, 2017, and incorporated by reference herein.*
(iv)The 2007 Omnibus Incentive Plan, in which directors, officers, and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*
(v)The Amended and Restated 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick's definitive Proxy Statement dated February 14, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2019.*

(vi)The 2022 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2022.*
(vii)Amendment No. 1 to the 2022 Omnibus Incentive Plan is incorporated by reference from Exhibit 10(vii) of McCormick's Form 10-Q for the quarter ended May 31, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on June 29, 2022.*
(viii)Form of Long-Term Performance Plan Agreement, incorporated by reference from Exhibit 10(i) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(ix)Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10(ii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(x)Form of Restricted Stock Units Agreement for Directors, incorporated by reference from Exhibit 10(iii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xi)Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(iv) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xii)Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(v) of McCormick's Form 8-K/A, as amended, March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xiii)Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(xii) of McCormick's Form 10-Q for the quarter ended May 31, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on June 27, 2024. *
(xiv)Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(xiv) of McCormick's Form 10-Q for the quarter ended May 31, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on June 27, 2024. *
(xv)Form of Indemnification Agreement, incorporated by reference from Exhibit 10(xv) of McCormick's Form 10-Q for the quarter ended February 28, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on March 26, 2014.*
(xvi)Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*
(xvii)Employee Matters Agreement, dated as of March 31, 2026, by and among Unilever PLC, Sandman Corporation, Unilever Alpha HoldCo B.V. and McCormick & Company, Incorporated, incorporated by reference from Exhibit 10.1 of McCormick’s Form 8-K/A, as amended, dated March 31, 2026, File No. 1-14920, as filed with the Securities and Exchange Commission on April 6, 2026.
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
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2026, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Shareholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended May 31, 2026, filed electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

June 25, 2026	By:
Marcos M. Gabriel
Executive Vice President & Chief Financial Officer

June 25, 2026	By:
Julie E. Giese
Vice President & Controller
Principal Accounting Officer