Form 10-Q
period 2026-08-31
MCCORMICK & CO INC
filed 2026-10-01
CIK 63754

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2026
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
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
August 31, 2026
Common Stock	14,522,864
Common Stock Non-Voting	254,541,615

PART I - FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
(in millions except per share amounts)

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Net sales	$2,024.8	$1,724.9	$5,835.3	$4,989.9
Cost of goods sold	1,229.9	1,079.8	3,553.3	3,118.0
Gross profit	794.9	645.1	2,282.0	1,871.9
Selling, general and administrative expense	436.4	352.5	1,334.5	1,095.5
Special charges	141.5	3.9	226.6	16.7
Operating income	217.0	288.7	720.9	759.7
Interest expense	68.4	50.2	178.4	149.7
Other income, net	5.9	9.4	17.2	29.0
Income from consolidated operations before income taxes	154.5	247.9	559.7	639.0
Income tax expense	49.9	39.3	162.1	130.2
Net income from consolidated operations	104.6	208.6	397.6	508.8
Income from unconsolidated operations	3.0	19.1	892.5	58.3
Net income	107.6	227.7	1,290.1	567.1
Net income attributable to noncontrolling interests	10.0	2.2	26.2	4.3
Net income attributable to McCormick & Company	$97.6	$225.5	$1,263.9	$562.8
Earnings per share – basic	$0.36	$0.84	$4.70	$2.10
Earnings per share – diluted	$0.36	$0.84	$4.69	$2.09
Average shares outstanding – basic	269.3	268.6	269.1	268.5
Average shares outstanding – diluted	269.4	269.3	269.3	269.4
Cash dividends paid per share – voting and non-voting	$0.48	$0.45	$1.44	$1.35
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (UNAUDITED)
(in millions)

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Net income	$107.6	$227.7	$1,290.1	$567.1
Other comprehensive income (loss):
Currency translation adjustments	38.5	41.9	188.9	131.5
Amounts reclassified into earnings upon acquisition of controlling interest	—	—	44.8	—
Change in derivative financial instruments	(14.0)	(0.4)	44.6	(0.7)
Unrealized components of pension and other postretirement plans	(0.4)	(0.4)	(2.6)	(3.7)
Tax (expense) benefit	7.8	(1.4)	(8.1)	3.7
Total other comprehensive income, net of tax	31.9	39.7	267.6	130.8
Comprehensive income	$139.5	$267.4	$1,557.7	$697.9
Attributable to:
Non-controlling interests	$18.5	$1.8	$68.7	$5.0
McCormick & Company shareholders' equity	$121.0	$265.6	$1,489.0	$692.9

See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEET
(in millions)

	August 31, 2026	November 30, 2025
	(unaudited)
ASSETS
Cash and cash equivalents	$331.1	$95.9
Trade accounts receivable, net of allowances	831.5	628.9
Inventories, net
Finished products	721.1	629.1
Raw materials and work-in-process	725.0	642.9
	1,446.1	1,272.0
Prepaid expenses and other current assets	296.1	141.3
Total current assets	2,904.8	2,138.1
Property, plant and equipment, net	1,537.7	1,448.8
Goodwill	6,303.9	5,301.3
Intangible assets, net	4,958.9	3,293.1
Other long-term assets	945.3	1,019.1
Total assets	$16,650.6	$13,200.4
LIABILITIES AND SHAREHOLDERS’ EQUITY
Short-term borrowings	$1,340.2	$381.4
Current portion of long-term debt	771.9	509.1
Trade accounts payable	1,481.3	1,259.4
Other accrued liabilities	826.6	912.3
Total current liabilities	4,420.0	3,062.2
Long-term debt	2,906.1	3,105.8
Deferred taxes	1,323.0	835.8
Other long-term liabilities	414.4	428.5
Total liabilities	9,063.5	7,432.3
Shareholders’ equity
Common stock	580.3	582.4
Common stock non-voting	1,749.5	1,700.8
Retained earnings	4,811.5	3,816.4
Accumulated other comprehensive loss	(138.0)	(363.1)
Total McCormick & Company shareholders’ equity	7,003.3	5,736.5
Non-controlling interests	583.8	31.6
Total shareholders’ equity	7,587.1	5,768.1
Total liabilities and shareholders’ equity	$16,650.6	$13,200.4
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED CASH FLOW STATEMENT (UNAUDITED)
(in millions)

	Nine months ended August 31,
	2026	2025
Operating activities
Net income	$1,290.1	$567.1
Adjustments to reconcile net income to net cash flow provided by operating activities:
Depreciation and amortization	213.1	172.1
Stock-based compensation	34.5	37.3
Amortization of inventory fair value adjustments associated with acquisition	15.0	—
Asset impairments included in special charges	43.1	—
Deferred income tax benefit	(21.8)	(15.8)
Income from unconsolidated operations	(25.7)	(58.3)
Gain on remeasurement of previously held equity interest	(866.8)	—
Changes in operating assets and liabilities (net of effect of businesses acquired)
Trade accounts receivable	10.2	(51.9)
Inventories	(44.6)	(26.0)
Trade accounts payable	(9.8)	(62.5)
Other assets and liabilities	(55.3)	(181.2)
Dividends from unconsolidated affiliates	16.8	39.4
Net cash flow provided by operating activities	598.8	420.2
Investing activities
Acquisition of business, net of cash acquired	(729.9)	(34.1)
Capital expenditures (including software)	(131.2)	(138.1)
Net cash flow used in investing activities	(861.1)	(172.2)
Financing activities
Short-term borrowings, net	958.8	13.2
Long-term debt borrowings (net of debt issuance costs of $1.1)	498.3	2.4
Debt financing fees paid	(75.0)	—
Long-term debt repayments	(506.7)	(15.7)
Proceeds from exercised stock options	23.9	15.1
Taxes withheld and paid on employee stock awards	(11.9)	(13.2)
Common stock acquired by purchase	(10.9)	(29.2)
Dividends paid	(387.0)	(362.2)
Dividends paid to joint venture partners	(20.8)	—
Other financing activities	21.6	11.3
Net cash flow provided by (used in) financing activities	490.3	(378.3)
Effect of exchange rate changes on cash and cash equivalents	7.2	39.1
Increase (decrease) in cash and cash equivalents	235.2	(91.2)
Cash and cash equivalents at beginning of period	95.9	186.1
Cash and cash equivalents at end of period	$331.1	$94.9
See notes to condensed consolidated financial statements (unaudited).

McCORMICK & COMPANY, INCORPORATED
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
(in millions)

	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Equity
Three months ended August 31, 2026
Balance, May 31, 2026	14.8	254.0	$2,314.1	$4,842.9	$(161.4)	$577.7	$7,573.3
Net income attributable to McCormick & Company			—	97.6	—	—	97.6
Net income attributable to non-controlling interests			—	—	—	10.0	10.0
Other comprehensive income (loss), net of tax			—	—	23.4	8.5	31.9
Dividends			—	(129.0)	—	(12.4)	(141.4)
Stock-based compensation			5.2	—	—	—	5.2
Shares purchased and retired	—	—	—	—	—	—	—
Shares issued	0.2	—	10.5	—	—	—	10.5
Equal exchange	(0.5)	0.5	—	—	—	—	—
Balance, August 31, 2026	14.5	254.5	$2,329.8	$4,811.5	$(138.0)	$583.8	$7,587.1

Nine months ended August 31, 2026
Balance, November 30, 2025	14.9	253.5	$2,283.2	$3,816.4	$(363.1)	$31.6	$5,768.1
Net income attributable to McCormick & Company			—	1,263.9	—	—	1,263.9
Fair value of non-controlling interest recognized at acquisition			—	—	—	504.3	504.3
Net income attributable to non-controlling interests			—	—	—	26.2	26.2
Other comprehensive income (loss), net of tax			—	—	225.1	42.5	267.6
Dividends			—	(258.0)	—	(20.8)	(278.8)
Stock-based compensation			34.5	—	—	—	34.5
Shares purchased and retired	(0.4)	—	(14.6)	(10.8)	—	—	(25.4)
Shares issued	1.0	—	26.7	—	—	—	26.7
Equal exchange	(1.0)	1.0	—	—	—	—	—
Balance, August 31, 2026	14.5	254.5	$2,329.8	$4,811.5	$(138.0)	$583.8	$7,587.1

	Common Stock Shares	Common Stock Non-Voting Shares	Common Stock Amount	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Shareholders’ Equity
Three months ended August 31, 2025
Balance, May 31, 2025	15.3	253.0	$2,263.6	$3,739.0	$(401.2)	$29.0	$5,630.4
Net income attributable to McCormick & Company			—	225.5	—	—	225.5
Net income attributable to non-controlling interest			—	—	—	2.2	2.2
Other comprehensive income (loss), net of tax			—	—	40.1	(0.4)	39.7
Dividends			—	(120.7)	—	—	(120.7)
Stock-based compensation			7.7	—	—	—	7.7
Shares purchased and retired	(0.1)	—	(1.9)	(1.9)	—	—	(3.8)
Shares issued	0.1	—	2.6	—	—	—	2.6
Equal exchange	(0.2)	0.2	—	—	—	—	—
Balance, August 31, 2025	15.1	253.2	$2,272.0	$3,841.9	$(361.1)	$30.8	$5,783.6

Nine months ended August 31, 2025
Balance, November 30, 2024	15.7	252.3	$2,237.2	$3,545.0	$(491.2)	$25.8	$5,316.8
Net income attributable to McCormick & Company			—	562.8	—	—	562.8
Net income attributable to non-controlling interest			—	—	—	4.3	4.3
Other comprehensive income, net of tax			—	—	130.1	0.7	130.8
Dividends			—	(241.5)	—	—	(241.5)
Stock-based compensation			37.3	—	—	—	37.3
Shares purchased and retired	(0.6)	—	(21.4)	(24.4)	—	—	(45.8)
Shares issued	0.8	0.1	18.9	—	—	—	18.9
Equal exchange	(0.8)	0.8	—	—	—	—	—
Balance, August 31, 2025	15.1	253.2	$2,272.0	$3,841.9	$(361.1)	$30.8	$5,783.6

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
The results of consolidated operations for the nine-month period ended August 31, 2026 are not necessarily indicative of the results to be expected for the full year. Historically, our net sales, net income, and cash flow from operations have been lower in the first half of the fiscal year and higher in the second half of the fiscal year. This historical increase in the second half of the year has largely been due to the consumer business cycle in the United States (U.S.), where customers typically purchase more of our products in the fourth quarter due to the Thanksgiving and Christmas holiday seasons.
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
Accounts Payable - Supplier Finance Program
As more fully described in our Annual Report on Form 10-K for the year ended November 30, 2025, we participate in a Supply Chain Financing (SCF) program with several global financial institutions (SCF Banks). Under the SCF program, qualifying suppliers may elect to sell their receivables from us to an SCF Bank, enabling participating suppliers to negotiate their receivables sales arrangements directly with the respective SCF Bank. We are not a party to those agreements and have no economic interest in a supplier’s decision to sell a receivable.
All outstanding amounts related to suppliers participating in the SCF program are recorded within the line entitled Trade accounts payable in our condensed consolidated balance sheets, and the associated payments are included in operating activities within our consolidated statements of cash flows. As of August 31, 2026 and November 30, 2025, the amounts due to suppliers participating in the SCF program and included in Trade accounts payable were approximately $447.7 million and $332.1 million, respectively.
U.S. Tariffs
On February 20, 2026, the U.S. Supreme Court ruled that certain tariffs imposed under the International Emergency Economic Powers Act (IEEPA) by the executive branch are not lawful. On March 4, 2026, the Court of International Trade (CIT) ordered U.S. Customs and Border Protection (CBP) to begin the refund process for all importers who were subject to IEEPA tariffs. On April 20, 2026, CBP established an online portal through which companies can submit IEEPA tariff refund requests. We submitted our refund request on April 28, 2026, for reimbursement in the amount of $30.8 million, reflecting the amount of IEEPA tariffs we determined were paid while such tariffs were in effect from February 2025 until February 2026. During the second quarter of 2026, we determined that the refund was probable of recovery and we reduced cost of goods sold by $27.6 million, effectively reversing the IEEPA tariff expense previously recognized in connection with inventory sold to customers since the tariffs were enacted in the first quarter of 2025, and reduced the carrying value of inventory by $3.2 million.
As of August 31, 2026, we have received $29.2 million of IEEPA tariff refunds and have a receivable of $1.6 million for the remainder of the IEEPA tariffs previously paid, which we believe is probable of recovery. We will continue to monitor U.S. tariff-related developments and any associated impacts on our consolidated financial statements.

Accounting Pronouncements Recently Adopted
In November 2023, the FASB issued ASU No. 2023-07: Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures that requires entities to report incremental information about significant segment expenses included in a segment’s profit or loss measure as well as the position and title of the chief operating decision maker (CODM). The guidance also requires interim disclosures related to reportable segment profit or loss that had previously only been disclosed annually. The new standard requirements were effective for our annual period ending November 30, 2025 and are effective for interim periods of our fiscal year ending November 30, 2026. We include significant segment expenses and the required disclosure about our CODM in Note 12. The adoption of the new standard did not have a material impact on our consolidated financial statements.
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
The total consideration for the additional ownership interest in McCormick de Mexico was allocated to the underlying assets and liabilities based upon their preliminary estimated fair values at the date of acquisition. We estimated the fair values based on independent valuations, discounted cash flow analyses, quoted market prices, and estimates made by management, which are subject to finalization. The following is a summary of the preliminary allocation as of August 31, 2026, of the total consideration which we expect to be finalized during the fiscal year ending November 30, 2026 (in millions):

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
No adjustments were made to the preliminary estimated fair values during the third quarter of 2026.

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
For the three and nine months ended August 31, 2026, McCormick de Mexico incurred expenses of $41.7 million and $108.5 million, respectively, related to transactions with Grupo Herdez. As of August 31, 2026, accounts receivable included $192.5 million due from Grupo Herdez and accounts payable included $32.1 million due to Grupo Herdez. For the three and nine months ended August 31, 2026, we paid total dividends to Grupo Herdez in the amounts of $11.3 million and $19.7 million, respectively.
For the three and nine months ended August 31, 2026, McCormick de Mexico added $251.7 million and $655.4 million, respectively, to our net sales.
Supplemental Pro Forma Information
The following table presents unaudited supplemental pro forma consolidated net sales as if the McCormick de Mexico acquisition had occurred on December 1, 2024.

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Net sales	$2,024.8	$1,934.1	$5,921.9	$5,603.1
The unaudited supplemental pro forma consolidated net sales gives effect to actual revenues prior to the McCormick de Mexico acquisition, adjusted to exclude the elimination of intercompany transactions. Other than the impact of the gain on remeasurement of previously held equity interest and transaction and integration costs (as discussed above), supplemental pro forma net earnings, assuming the McCormick de Mexico acquisition had occurred on December 1, 2024, would not be materially different from the results reported during the three and nine months ended August 31, 2025 and 2026.
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
To facilitate the transaction, Unilever is expected to separate its Unilever Foods business, excluding its foods businesses in India, Nepal and Portugal, its Lifestyle & Nutrition business, its Buavita business, its Lipton Ready-to-Drink business and certain other businesses. Under the terms of the Merger Agreement, we will issue voting and non-voting securities to Unilever shareholders and Unilever in the same proportion as is currently held by our shareholders. The transactions contemplated by the Merger Agreement are expected to result in current Unilever shareholders owning approximately 55.1% of the combined company, our current shareholders owning approximately 35.0% of the combined company, and Unilever retaining up to approximately 9.9% of the total outstanding equity of the combined company, assuming Unilever does not elect to dispose of such interest to its shareholders in accordance with the Merger Agreement. Unilever will also receive a one-time $15.7 billion cash payment, subject to certain adjustments. The distribution of shares of Unilever Foods to Unilever’s shareholders and the pending transaction, taken together, are intended to qualify as a Reverse Morris Trust transaction that is generally tax-free to Unilever’s shareholders for U.S. federal income tax purposes, except to the extent that cash is paid to Unilever’s shareholders in lieu of fractional shares or Unilever elects to sell all or substantially all of the Unilever Foods assets operated in the United States to McCormick or a subsidiary of McCormick in a transaction that is taxable for U.S. federal income tax purposes (the "U.S. Asset Sale Election").

The pending transaction is subject to the satisfaction or waiver of customary closing conditions, including the receipt of our shareholders' approval, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, obtaining certain other consents, authorizations, orders or approvals from governmental authorities, including certain other antitrust and any foreign investment approvals, and the effectiveness of a registration statement on Form S-4 to be filed by us.
We and Unilever each have termination rights under the Merger Agreement. A termination fee of $420 million or transaction expense reimbursement up to $75 million may be payable by us to Unilever, upon termination of the Merger Agreement under specified circumstances, each as more fully described in the Merger Agreement.
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

3.    SPECIAL CHARGES
The following is a summary of special charges, by income statement line item, recognized in the three and nine months ended August 31, 2026 and 2025 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Transaction and integration expenses	$95.3	$0.9	$160.8	$1.7
Asset impairment	43.1	—	43.1	—
Employee severance and related benefits	1.8	1.3	19.8	12.7
Other costs	1.3	1.7	2.9	2.3
Special charges	$141.5	$3.9	$226.6	$16.7
Inventory step-up included in Cost of goods sold	—	1.0	15.0	1.0
Transaction expenses included in Interest expense	$12.4	—	19.2	$—
Total special charges	$153.9	$4.9	$260.8	$17.7
In our consolidated income statement, we include a separate line item captioned Special charges in arriving at our consolidated operating income. Special charges consist of expenses associated with certain actions undertaken to reduce fixed costs, simplify or improve processes, and enhance our competitiveness. These charges are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee, comprised of our senior management, including our Chairman, President, and Chief Executive Officer. Expenses associated with any approved action are classified as special charges upon recognition and monitored on an ongoing basis through completion. Included in Special charges are transaction and integration costs incurred in conjunction with acquisitions and impairments of long-lived assets.
Transaction and Integration Expenses
During the three and nine months ended August 31, 2026, we recorded $95.3 million and $160.8 million, respectively, of transaction and integration expenses primarily related to our pending merger with Unilever Foods announced on March 31, 2026, as discussed in Note 2. These charges were incurred to directly support due diligence, deal execution, and integration activities and are primarily comprised of banking, legal, and consulting fees. Additional transaction costs of $12.4 million and $19.2 million for the three and nine months ended August 31, 2026, respectively, were recognized in Interest expense related to the amortization of debt financing fees associated with our pending merger with Unilever Foods.

The following transaction and integration expenses recorded in 2026 relate to the pending Merger Agreement with Unilever Foods (in millions) for the three and nine months ended August 31, 2026:

	Three months ended	Nine months ended
	August 31, 2026	August 31, 2026
Transaction and integration expenses in Special charges	$94.6	$152.0
Transaction expenses included in Interest expense	12.4	19.2
Total special charges related to the pending Unilever transaction	$107.0	$171.2
During the three months ended August 31, 2026, we recorded $95.3 million of transaction and integration expenses including $94.6 million related to our pending merger with Unilever Foods, which is described above, and $0.7 million related to our acquisition of McCormick de Mexico that closed on January 2, 2026.
During the nine months ended August 31, 2026, we recorded $160.8 million of transaction and integration expenses including $152.0 million related to our pending merger with Unilever Foods which is described above and $8.8 million related to our acquisition of McCormick de Mexico that closed on January 2, 2026, as discussed in Note 2. We also recorded $15.0 million in Cost of goods sold related to the step-up of acquired inventory related to the acquisition of McCormick de Mexico.
During the three months ended August 31, 2025, we recorded $0.9 million of transaction and integration costs related to the acquisition of Jurado, described in Note 2, which was primarily comprised of transaction costs.
During the nine months ended August 31, 2025, we recorded $1.7 million of transaction and integration costs related to the acquisition of Jurado, described in Note 2, which was primarily comprised of transaction costs.
Asset Impairment
In August 2026, we made the decision to cease operations at our development-stage pepper sourcing and agricultural technology project in Malaysia. The long-term initiative was designed to advance our innovation agenda by applying technology-enabled sourcing practices to help reduce costs and strengthen supply resiliency. However, recent changes in the macroeconomic and supply environment have resulted in less favorable project economics. Our decision to exit this project reflects our disciplined capital allocation strategy and allows resources to be redirected toward higher priority opportunities that management believes will better support long-term value creation. Our August 31, 2026 results reflect a non-cash impairment charge of approximately $43.1 million and exit costs of $1.8 million, which are reflected as Special charges.
Employee Severance and Related Benefits and Other Costs
We continue to evaluate changes to our organizational structure to reduce fixed costs, simplify or improve processes, and improve our competitiveness.
During the three and nine months ended August 31, 2026, we recorded $1.8 million and $19.8 million, respectively, of employee severance and related benefit costs related to global selling, general and administrative streamlining actions and $1.3 million and $2.9 million, respectively, associated with other actions, including the exit costs incurred to cease operations at our development-stage pepper sourcing and agricultural technology project in Malaysia.
During the three and nine months ended August 31, 2025, we recorded $1.3 million and $12.7 million, respectively, of employee severance and related benefit costs related to global selling, general and administrative streamlining actions and $1.7 million and $2.3 million, respectively, associated with other actions.
As of August 31, 2026 and November 30, 2025, special charges of $6.1 million and $4.7 million, respectively, are included in Other accrued liabilities in our consolidated balance sheet.

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
In March 2026, we entered into the Bridge Commitment Letter in connection with the financing of the pending transaction with Unilever Foods, pursuant to which the Commitment Parties committed to provide, subject to the terms and conditions set forth therein, the Bridge Facility in an aggregate principal amount of up to $15.7 billion to fund the cash consideration required for the pending transaction. During the three and nine months ended August 31, 2026, we paid $24.0 million and $75.0 million, respectively, of debt financing fees related to the transaction which were deferred in Other assets and are being amortized to Interest expense through the expected term of the commitment. We recognized $12.4 million and $19.2 million of interest expense for the three and nine months ended August 31, 2026, respectively. Effective April 28, 2026, we terminated $2.0 billion of the commitments under the Bridge Facility and entered into a term loan agreement as described below, subject to customary closing conditions for similar facilities.
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
As of August 31, 2026, we are in compliance with all debt covenants.
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

The following is a summary of the notional amounts of outstanding foreign currency exchange contracts as of August 31, 2026 and November 30, 2025 (in millions):

	August 31, 2026	November 30, 2025
Fair value hedges	$689.6	$877.3
Cash flow hedges	286.6	140.9
Foreign exchange contracts not designated as hedging instruments	84.3	—
Total	$1,060.5	$1,018.2
As a matter of policy, all cash flow hedges are designated for hedge accounting on the trade date of the derivative. However, certain cash flow hedges are de-designated at the anticipated transaction date and subsequently marked-to-market through earnings until maturity. For the nine months ended August 31, 2026, derivatives not designated as hedging instruments consisted primarily of foreign exchange contracts. Foreign exchange contracts not designated as hedging instruments resulted in a net gain of $0.8 million and $1.4 million in the three and nine months ended August 31, 2026, respectively, recognized in Cost of goods sold, reflecting the effect of exchange rate movements associated with purchases denominated in U.S. dollars.
The fair value and cash flow hedges were designated as hedges of foreign currency denominated assets or liabilities or hedges of anticipated purchases denominated in a foreign currency. Hedge ineffectiveness was not material. All foreign currency exchange contracts generally have durations of less than 18 months. At August 31, 2026, $227.2 million of notional contracts had an initial duration of less than one month and are used to hedge short-term cash flow funding.
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

The following table discloses the notional amount and fair values of derivative instruments on our balance sheet (in millions):

	Asset Derivatives			Liability Derivatives
	Balance sheet location	Notional amount	Fair value	Balance sheet location	Notional amount	Fair value
As of August 31, 2026
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other accrued liabilities / Other long-term liabilities	$500.0	$25.8
Foreign exchange contracts	Other current assets	301.5	3.9	Other accrued liabilities	674.7	5.3
Cross currency contracts	Other current assets / Other long-term assets	507.1	6.8	Other accrued liabilities / Other long-term liabilities	517.6	17.9
Commodity contracts	Other current assets / Other long-term assets	305.9	46.2	Other accrued liabilities / Other long-term liabilities	21.0	3.7
Derivatives not designated as hedging instruments
Foreign exchange contracts	Other current assets	2.2	—	Other accrued liabilities	82.1	$2.3
Total			$56.9			$55.0
As of November 30, 2025
Derivatives designated as hedging instruments
Interest rate contracts	Other current assets / Other long-term assets	$—	$—	Other accrued liabilities / Other long-term liabilities	$500.0	$20.8
Foreign exchange contracts	Other current assets	894.6	6.5	Other accrued liabilities	123.6	0.7
Cross currency contracts	Other current assets / Other long-term assets	500.8	8.5	Other accrued liabilities / Other long-term liabilities	511.1	18.1
Total			$15.0			$39.6

The following tables disclose the impact of derivative instruments on our other comprehensive income (OCI), accumulated other comprehensive income (AOCI), and our consolidated income statement for the three and nine months ended August 31, 2026 and 2025 (in millions):

Fair Value Hedges

Derivative	Income statement location	Expense
		Three months ended August 31,		Nine months ended August 31,
		2026	2025	2026	2025
Interest rate contracts	Interest expense	$2.0	$3.6	$6.0	$10.9

	Income statement location	Gain (loss) recognized in income			Income statement location	Gain (loss) recognized in income
Derivative		2026	2025	Hedged item		2026	2025
Three months ended August 31,
Foreign exchange contracts	Other income, net	$(2.3)	$1.3	Intercompany loans	Other income, net	$0.4	$(0.5)
Nine months ended August 31,
Foreign exchange contracts	Other income, net	$2.6	$(16.6)	Intercompany loans	Other income, net	$(6.3)	$16.6

Cash Flow Hedges
	Gain (loss) recognized in OCI		Income statement location	Gain (loss) reclassified from AOCI
Derivative	2026	2025		2026	2025
Three months ended August 31,
Interest rate contracts	$—	$—	Interest expense	$(0.1)	$(0.1)
Foreign exchange contracts	(1.8)	(0.6)	Cost of goods sold	0.6	(0.7)
Commodity contracts	(0.8)	—	Cost of goods sold	(7.7)	—
Total	$(2.6)	$(0.6)		$(7.2)	$(0.8)

Nine months ended August 31,
Interest rate contracts	$—	$—	Interest expense	$(0.3)	$(0.4)
Foreign exchange contracts	(3.0)	(3.6)	Cost of goods sold	0.8	(0.1)
Commodity contracts	64.7	—	Cost of goods sold	(14.0)	—
Total	$61.7	$(3.6)		$(13.5)	$(0.5)

As of August 31, 2026, the net amount of Accumulated other comprehensive loss associated with all cash flow, settled interest rate cash flow hedge derivatives, and commodity contracts expected to be reclassified in the next 12 months is a $49.3 million decrease to earnings.

Net Investment Hedges
	Gain (loss) recognized in OCI		Income statement location	Gain excluded from the assessment of hedge effectiveness
Derivative	2026	2025		2026	2025
Three months ended August 31,
Cross currency contracts	$2.3	$(15.5)	Interest expense	$1.9	$2.7

Nine months ended August 31,
Cross currency contracts	$(0.9)	$(51.6)	Interest expense	$5.9	7.5
For all net investment hedges, no amounts have been reclassified out of accumulated other comprehensive loss. The amounts noted in the tables above for OCI do not include any adjustments for the impact of deferred income taxes.
Accounts Receivable Sale Program
We maintain a non-recourse accounts receivable sale program whereby certain eligible U.S. receivables are sold to a third-party financial institution in exchange for cash. The program provides us with an additional means for managing liquidity. We account for the transfer of receivables as a sale at the point control is transferred and remove the sold receivables from our condensed consolidated balance sheet. The proceeds from the sales of receivables are included in cash from operating activities in the consolidated statement of cash flows. Under the terms of the arrangement, we act as the collecting agent on behalf of the financial institution for sold receivables of $432.7 million and $430.0 million as of August 31, 2026 and November 30, 2025, respectively. As collecting agent, we had $67.1 million and $45.4 million of cash collected that was not yet remitted to the third-party financial institution as of August 31, 2026 and November 30, 2025, respectively. This obligation is reported within Other accrued liabilities on the consolidated balance sheet and within cash flows from financing activities on the consolidated cash flow statement. For the three and nine months ended August 31, 2026, the incremental costs of the receivable sale program totaled $4.9 million and $13.8 million, respectively, and were recognized as a reduction of Net sales. For the three and nine months ended August 31, 2025, the incremental costs of the receivable sale program totaled $4.3 million and $12.3 million, respectively.

5.    LEASES
In August 2026, we amended the synthetic lease arrangement associated with our largest distribution facility in the U.S. mid-Atlantic region. The amendment extended the contractual expiration date from November 2027 to August 2031, revised the payment structure, and modified our residual value guarantee to $297.9 million. Given the change in the residual value guarantee, we reclassified the modified lease from an operating lease to a finance lease.
We accounted for the amendment as a modification of the existing lease and remeasured the lease liability using an updated incremental borrowing rate. We do not believe it is probable that amounts will be owed under the guarantee. Therefore, no amounts related to the residual value guarantee are included in the lease payments used to measure the right-of-use assets and lease liabilities.
As of August 31, 2026, the finance lease right of use asset was $72.6 million recorded in Property, plant and equipment, net and the recognized finance lease liability was $73.1 million, of which $13.1 million was included in Current portion of long-term debt and $60.0 million was included in Long-term debt on our condensed consolidated balance sheet. As of November 30, 2025, when classified as an operating lease, the total right of use asset associated with this facility was $34.5 million recorded in Other long-term assets with a related lease obligation of $35.6 million, of which $17.5 million was included in Other accrued liabilities and $18.1 million was included in Other long-term liabilities. The lease amendment was signed at the end of the third quarter and the reclassification to a finance lease generated noncash investing and financing activities for the amounts described above. There was no cash exchanged in connection with the amendment.

6.    FAIR VALUE MEASUREMENT
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
At August 31, 2026 and November 30, 2025, we had no financial assets or liabilities that were subject to a level 3 fair value measurement. Our population of financial assets and liabilities subject to fair value measurements on a recurring basis are as follows (in millions):

		August 31, 2026
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$331.1	$331.1	$—
Insurance contracts	133.6	—	133.6
Bonds and money market fund investments	3.4	3.4	—
Foreign currency derivatives	3.9	—	3.9
Cross currency contracts	6.8	—	6.8
Commodity contracts	46.2	30.6	15.6
Total	$525.0	$365.1	$159.9
Liabilities
Foreign currency derivatives	$5.3	$—	$5.3
Interest rate derivatives	25.8	—	25.8
Cross currency contracts	17.9	—	17.9
Commodity contracts	3.7	3.7	—
Total	$52.7	$3.7	$49.0

		November 30, 2025
	Fair Value	Level 1	Level 2
Assets
Cash and cash equivalents	$95.9	$95.9	$—
Insurance contracts	131.0	—	131.0
Bonds and money market fund investments	1.9	1.9	—
Foreign currency derivatives	6.5	—	6.5
Cross currency contracts	8.5	—	8.5
Total	$243.8	$97.8	$146.0
Liabilities
Foreign currency derivatives	$0.7	$—	$0.7
Interest rate derivatives	20.8	—	20.8
Cross currency contracts	18.1	—	18.1
Total	$39.6	$—	$39.6
At August 31, 2026 and November 30, 2025, the carrying amounts of cash and cash equivalents, interest rate derivatives, foreign currency derivatives, cross currency contracts, commodity contracts, insurance contracts, and bonds and money market fund investments were equal to their respective fair values. Because of their short-term nature, the amounts reported in the balance sheet for cash and cash equivalents, trade accounts receivables, short-term borrowings, and trade accounts payable approximate fair value. Investments in affiliates are not readily marketable, and it is not practicable to estimate their fair value.
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
The following table sets forth the carrying amounts and fair values of our long-term debt including the current portion thereof (in millions):

	August 31, 2026	November 30, 2025
Carrying amount	$3,678.0	$3,614.9

Level 1 valuation techniques	$3,319.2	$3,401.1
Level 2 valuation techniques	173.0	104.8
Total fair value	$3,492.2	$3,505.9
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
The following table presents the components of our pension expense (income) and other postretirement benefits expense for the three and nine months ended August 31, 2026 and 2025 (in millions):

	United States pension		International pension		Other postretirement benefits
	2026	2025	2026	2025	2026	2025
Three months ended August 31,
Service cost	$0.4	$0.4	$0.2	$0.2	$0.2	$0.2
Interest costs	8.9	8.9	2.6	2.6	0.6	0.6
Expected return on plan assets	(9.3)	(9.3)	(3.7)	(3.7)	—	—
Amortization of prior service costs	0.2	0.1	—	—	—	(0.1)
Amortization of net actuarial losses (gains)	0.2	0.3	—	—	(0.6)	(0.6)
Total expense (income)	$0.4	$0.4	$(0.9)	$(0.9)	$0.2	$0.1

Nine months ended August 31,
Service cost	$1.1	$1.2	$0.5	$0.5	$0.6	$0.6
Interest costs	26.7	26.7	7.9	7.6	1.6	1.7
Expected return on plan assets	(27.7)	(27.9)	(11.1)	(10.7)	—	—
Amortization of prior service costs	0.4	0.3	0.1	0.1	(0.1)	(0.2)
Amortization of net actuarial losses (gains)	0.7	0.9	(0.1)	(0.1)	(1.7)	(1.9)
Total expense (income)	$1.2	$1.2	$(2.7)	$(2.6)	$0.4	$0.2
During the nine months ended August 31, 2026 and 2025, we contributed $6.1 million and $7.2 million, respectively, to our pension plans. Total contributions to our pension plans in fiscal year 2025 were $9.2 million.
All of the amounts in the tables above for pension expense (income) and other postretirement benefits expense, other than service cost, were included in Other income, net within our consolidated income statements. The net aggregate amount of pension and other postretirement benefits income, excluding service cost components, was $(1.1) million and $(1.2) million for the three months ended August 31, 2026 and 2025, respectively, and $(3.3) million and $(3.5) million for the nine months ended August 31, 2026 and 2025, respectively.

8.    STOCK-BASED COMPENSATION
We have three types of stock-based compensation awards: restricted stock units (RSUs), stock options, and company stock awarded as part of our long-term performance plan (LTPP). The following table sets forth the stock-based compensation expense recorded in Selling, general and administrative (SG&A) expense (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Stock-based compensation expense	$5.2	$7.7	$34.5	$37.3
Our 2026 annual grant consisted of RSUs and stock awarded under our LTPP and occurred in the first quarter, similar to the 2025 annual grant. Substantially all of the RSUs granted in 2026 and 2025 vest ratably over a three-year period or, if earlier, upon the holder’s retirement eligibility date. Stock awarded under our LTPP vest ratably over a three-year period.
The following is a summary of our stock option activity for the nine months ended August 31, 2026 and 2025:

	2026		2025
(shares in millions)	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
Outstanding at beginning of period	5.5	$73.92	6.1	$72.25
Exercised	(0.5)	49.51	(0.3)	50.36
Forfeited	(0.1)	78.52	(0.2)	72.11
Outstanding at end of the period	4.9	$76.27	5.6	$73.48
Exercisable at end of the period	4.7	$76.28	4.8	$73.02
As of August 31, 2026, the intrinsic value (the difference between the exercise price and the market price) for all options outstanding was $2.2 million and for options currently exercisable was $2.2 million. The total intrinsic value of all options exercised during the nine months ended August 31, 2026 and August 31, 2025 was $5.5 million and $9.2 million, respectively.
The following is a summary of our RSU activity for the nine months ended August 31, 2026 and 2025:

	2026		2025
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	771	$73.11	533	$73.68
Granted	668	62.36	526	74.76
Vested	(324)	74.75	(244)	77.15
Forfeited	(60)	68.81	(41)	74.68
Outstanding at end of period	1,055	$66.04	774	$73.27

The following is a summary of our LTPP activity for the nine months ended August 31, 2026 and 2025:

	2026		2025
(shares in thousands)	Number of Shares	Weighted- Average Grant-Date Fair Value	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at beginning of period	523	$80.88	539	$83.45
Granted	226	65.02	177	86.92
Vested	(177)	89.00	(206)	95.00
Forfeited	(12)	76.37	(38)	79.92
Outstanding at end of period	560	$72.01	472	$79.98

9.    INCOME TAXES

Income tax expense for the three months ended August 31, 2026 included approximately $9.0 million of net discrete tax benefits consisting principally of the following: (i) $5.6 million of tax benefits resulting from an adjustment to a prior year tax accrual, and related deferred taxes, based on the final return filed, (ii) $2.3 million of net tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations, and (iii) $1.4 million of tax benefits resulting from state tax matters, and related deferred taxes.

Income tax expense for the nine months ended August 31, 2026 included $16.4 million of net discrete tax benefits consisting principally of the following: (i) $5.6 million of tax benefits resulting from an adjustment to a prior year tax accrual, and related deferred taxes, based on the final return filed, (ii) $4.2 million of tax benefit associated with the reversal of a deferred tax liability related to the reassessment of a permanent reinvestment assertion, (iii) $3.4 million of net tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest associated with the expiration of statutes of limitations, (iv) $3.0 million of tax benefit associated with the adjustment of a valuation allowance, and (v) $1.4 million of tax benefits resulting from state tax matters, and related deferred taxes.
Income tax expense for the three months ended August 31, 2025 included approximately $20.0 million of net discrete tax benefits consisting principally of the following: (i) $8.7 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest, including $4.4 million associated with the expiration of statutes of limitations, (ii) $8.1 million of tax benefits resulting from state tax matters, and related deferred taxes, and (iii) $3.5 million of tax benefits resulting from an adjustment to a prior year tax accrual, and related deferred taxes, based on the final return filed.
Income tax expense for the nine months ended August 31, 2025 included approximately $27.6 million of net discrete tax benefits consisting principally of the following: (i) $10.2 million of tax benefits from the reversal of certain reserves for unrecognized tax benefits and related interest, including $5.9 million associated with the expiration of statutes of limitations, (ii) $8.0 million of tax benefits resulting from state tax matters, and related deferred taxes, (iii) a $5.0 million tax benefit resulting from the revaluation of deferred taxes associated with enacted legislation, (iv) $3.5 million of tax benefits resulting from an adjustment to a prior year tax accrual, and related deferred taxes, based on the final return filed, and (v) $1.0 million of excess tax benefits associated with stock compensation.
Other than additions for current year tax positions and the discrete tax benefit associated with unrecognized tax benefits, as previously described, there were no significant changes to unrecognized tax benefits during the nine months ended August 31, 2026.
As of August 31, 2026, we believe the reasonably possible total amount of unrecognized tax benefits that could increase or decrease in the next 12 months as a result of various statute expirations, audit closures, and/or tax settlements would not be material to our consolidated financial statements.

10.    CAPITAL STOCK AND EARNINGS PER SHARE
The following table sets forth the reconciliation of average shares outstanding (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Average shares outstanding – basic	269.3	268.6	269.1	268.5
Effect of dilutive securities:
Stock options/RSUs/LTPP	0.1	0.7	0.2	0.9
Average shares outstanding – diluted	269.4	269.3	269.3	269.4
The following table sets forth the stock options and RSUs that were not considered in our earnings per share calculation since they were anti-dilutive (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Anti-dilutive securities	5.1	3.4	4.7	3.0
The following table sets forth common stock activity (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Shares issued under stock options, RSUs, LTPP, and employee stock purchase plans	0.2	0.1	1.0	0.8
Shares repurchased under the stock repurchase program and shares withheld for taxes under stock options, RSUs, and LTPP	—	0.1	0.4	0.6
As of August 31, 2026, $403 million remained of the $600 million share repurchase program authorization approved by our Board of Directors in November 2019.

11.    ACCUMULATED OTHER COMPREHENSIVE LOSS ATTRIBUTABLE TO McCORMICK

The following table sets forth the components of accumulated other comprehensive income (loss), net of tax, where applicable (in millions):

	August 31, 2026	November 30, 2025
Foreign currency translation adjustment(1)	$(71.3)	$(269.9)
Unrealized net gain (loss) on cash flow hedges(2)	24.9	(3.2)
Unamortized value of settled interest rate swaps	(0.9)	(1.1)
Pension and other postretirement costs	(90.7)	(88.9)
Accumulated other comprehensive loss attributable to McCormick	$(138.0)	$(363.1)
(1)During the nine months ended August 31, 2026, the foreign currency translation adjustment of Accumulated other comprehensive loss decreased on a net basis by $198.6 million, inclusive of $0.9 million of unrealized losses associated with net investment hedges, $2.3 million of foreign currency translation gain associated with the exit of our development-stage pepper sourcing and agricultural technology project, and $40.6 million of foreign currency translation loss associated with our prior 50% ownership interest in McCormick de Mexico that was reclassified from Accumulated other comprehensive loss as more fully described in Note 2. Net investment hedges are more fully described in Note 4.
(2)During the nine months ended August 31, 2026, cash flow hedges generated unrealized gains and increased on a net basis by $28.1 million, inclusive of $4.2 million unrealized net loss on cash flow hedges associated with our prior 50% ownership interest in McCormick de Mexico that was reclassified from Accumulated other comprehensive loss as more fully described in Note 2. Cash flow hedges are more fully described in Note 4.

The following table sets forth the amounts reclassified from accumulated other comprehensive income (loss) and into consolidated net income (in millions):

	Three months ended August 31,		Nine months ended August 31,		Affected Line Items in the Condensed Consolidated Income Statement
	2026	2025	2026	2025
(Gains)/losses on cash flow hedges:
Interest rate derivatives	$(0.1)	$0.1	(0.3)	0.4	Interest expense
Foreign exchange contracts	0.6	0.7	0.8	0.1	Cost of goods sold
Commodity contracts	(7.7)	—	(14.0)	—	Cost of goods sold
Total before tax	(7.2)	0.8	(13.5)	0.5
Tax effect	2.2	(0.2)	4.1	(0.1)	Income tax expense
Net, after tax	$(5.0)	$0.6	$(9.4)	$0.4

Amortization of pension and postretirement benefit adjustments:
Amortization of prior service costs(1)	$0.2	$—	0.4	$0.2	Other income, net
Amortization of net actuarial (gains)(1)	(0.4)	(0.3)	(1.1)	(1.1)	Other income, net
Total before tax	$(0.2)	$(0.3)	(0.7)	$(0.9)
Tax effect	0.1	0.1	0.2	0.2	Income tax expense
Net, after tax	$(0.1)	$(0.2)	$(0.5)	$(0.7)

Amounts reclassified into earnings due to acquisitions and divestitures:
Reclassification as a result of acquisition of McCormick de Mexico Non-Controlling Interest	$—	$—	$44.8	$—	Income from unconsolidated operations
Reclassification as a result of exit of pepper sourcing and agricultural technology project	(2.3)	—	(2.3)	—	Special charges
Total before tax	(2.3)	—	42.5	—
Tax effect	—	—	—	—	Income tax expense
Net, after tax	$(2.3)	$—	$42.5	$—
(1)This accumulated other comprehensive income (loss) component is included in the computation of total pension (income) and other postretirement benefits expense. Refer to Note 7 for additional details.

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
Our CODM is our Chairman, President & Chief Executive Officer. Our CODM uses operating income excluding special charges and transaction and integration expenses related to our acquisitions to manage segment performance and allocate resources across segments and considers variances of actual performance to our annual budget and periodic forecasts as well as year over year performance when making decisions. Special charges, including transaction and integration expenses, are excluded from operating income in our internal reporting to the CODM as this activity is managed separately from the business segments. Activity related to special charges, including transaction and integration expenses, is described in Note 3. Transaction and integration expenses include the amortization of the acquisition-date fair value adjustment of inventories included in Cost of goods sold, costs directly associated with that acquisition and costs associated with integrating the businesses. We also exclude the gain on remeasurement of previously held equity interest from operating income in our internal reporting to the CODM, which was recorded upon consolidation of McCormick de Mexico during the first quarter of 2026 and is described in more detail in Note 2.
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

	Consumer	Flavor Solutions	Total
		(in millions)
Three months ended August 31, 2026
Net sales	$1,215.4	$809.4	$2,024.8
Cost of goods sold	$662.1	$567.8	$1,229.9
SG&A expense	$312.2	$124.2	$436.4
Operating income excluding special charges	$241.1	$117.4	$358.5

Three months ended August 31, 2025
Net sales	$973.2	$751.7	$1,724.9
Cost of goods sold excluding special charges	$540.5	$538.3	$1,078.8
SG&A expense	$238.9	$113.6	$352.5
Operating income excluding special charges	$193.8	$99.8	$293.6

Nine months ended August 31, 2026
Net sales	$3,503.1	$2,332.2	$5,835.3
Cost of goods sold excluding special charges	$1,915.6	$1,622.7	$3,538.3
SG&A expense	$949.9	$384.6	$1,334.5
Operating income excluding special charges	$637.6	$324.9	$962.5

Nine months ended August 31, 2025
Net sales	$2,823.0	$2,166.9	$4,989.9
Cost of goods sold excluding special charges	$1,575.0	$1,542.0	$3,117.0
SG&A expense	$743.9	$351.6	$1,095.5
Operating income excluding special charges	$504.1	$273.3	$777.4

A reconciliation of cost of goods sold excluding special charges and operating income excluding special charges to cost of goods sold and operating income for the three and nine months ended August 31, 2026 is as follows (in millions):

	Consumer	Flavor Solutions	Total
Three months ended August 31, 2026
Operating income excluding special charges	$241.1	$117.4	$358.5
Less: Special charges			141.5
Operating income			$217.0

Three months ended August 31, 2025
Cost of goods sold excluding special charges	$540.5	$538.3	$1,078.8
Less: Special charges			1.0
Cost of goods sold			$1,079.8
Operating income excluding special charges	$193.8	$99.8	$293.6
Less: Special charges			4.9
Operating income			$288.7

Nine months ended August 31, 2026
Cost of goods sold excluding special charges	$1,915.6	$1,622.7	$3,538.3
Less: Special charges			15.0
Cost of goods sold			$3,553.3
Operating income excluding special charges	$637.6	$324.9	$962.5
Less: Special charges			241.6
Operating income			$720.9

Nine months ended August 31, 2025
Cost of goods sold excluding special charges	$1,575.0	$1,542.0	$3,117.0
Less: Special charges			1.0
Cost of goods sold			$3,118.0
Operating income excluding special charges	$504.1	$273.3	$777.4
Less: Special charges			17.7
Operating income			$759.7

The preceding table provides a reconciliation of our segment operating income excluding special charges to our consolidated operating income. The reconciliation of that operating income to income from consolidated operations before income taxes, which includes interest expense and other income, net is presented on the consolidated income statement.
Geographic Area
The following table sets forth our net sales, by geographic area, for the three and nine months ended August 31, 2026 and 2025 (in millions):

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Americas	$1,494.8	$1,228.2	$4,246.3	$3,522.8
EMEA	326.9	315.8	997.1	923.9
APAC	203.1	180.9	591.9	543.2
Total	$2,024.8	$1,724.9	$5,835.3	$4,989.9

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
Executive Summary
In the third quarter of 2026, we achieved net sales growth of 17.4% as compared to the same quarter of 2025, due to the following factors:
•Volume and product mix unfavorably impacted net sales by 0.3%. The Consumer segment experienced unfavorable volume and product mix of 1.1% and the Flavor Solutions segment experienced favorable volume and product mix of 0.8%.

•Pricing favorably impacted net sales by 2.2%. The Consumer segment experienced favorable pricing of 2.2% and the Flavor Solutions segment experienced favorable pricing of 2.2%.
•The impact of our acquisition of McCormick de Mexico contributed 14.6% of our net sales growth.
•Fluctuations in currency rates positively impacted net sales by 0.9%. Fluctuations in currency rates positively impacted our Consumer segment sales growth by 0.6% and our Flavor Solutions segment sales growth by 1.3%.
Operating income was $217.0 million in the third quarter of 2026, compared to $288.7 million in the same period of 2025, reflecting a decrease of 24.8%. Our gross profit margin increased by 190 basis points driven by the impacts of the McCormick de Mexico acquisition, favorable pricing, and cost savings from the Company's Comprehensive Continuous Improvement (CCI) program, partially offset by increased commodity costs and higher freight costs, including the impact of the conflict in the Middle East. Selling, general, and administrative (SG&A) expense as a percentage of sales increased by 110 basis points, primarily driven by the impact of the McCormick de Mexico acquisition and increased investments in technology. Excluding special charges, adjusted operating income was $358.5 million in the third quarter of 2026, reflecting an increase of 22.1% compared to $293.6 million in the 2025 period, primarily driven by the impact of the McCormick de Mexico acquisition. In constant currency, adjusted operating income increased by 20.9%.
Diluted earnings per share was $0.36 and $0.84 in the third quarters of 2026 and 2025, respectively. Special charges, including transaction and integration costs and impairments of long-lived assets, lowered diluted earnings per share by $0.50 and $0.01 in the third quarters of 2026 and 2025, respectively. Excluding the effects of special charges, adjusted diluted earnings per share was $0.86 and $0.85 in the third quarters of 2026 and 2025, respectively. The increase in adjusted diluted earnings per share was driven by favorable operating income, partially offset by an increase in the effective tax rate, and an increase in interest expense.
A detailed review of our third quarter 2026 performance compared to the third quarter of fiscal 2025 appears in the section titled “Results of Operations – Company” and “Results of Operations – Segments.” For a reconciliation of non-GAAP to reported amounts, see the subsequent discussion under the heading “Non-GAAP Financial Measures.”
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
In 2026, we expect net sales to grow between 13% and 17% compared to 2025, including an 11% to 13% increase as a result of the acquisition of a controlling interest in McCormick de Mexico and a 1% favorable impact from foreign currency rates, or to grow from 1% to 3% on an organic basis. We anticipate that net sales will benefit from favorable pricing, while volumes are expected to remain flat.
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
Adjusted diluted earnings per share was $3.00 for the year ended November 30, 2025. Adjusted diluted earnings per share is projected to range from $3.05 to $3.13 in 2026. We expect adjusted diluted earnings per share to increase by 2% to 5%, which includes a 1% favorable impact from currency rates, or to increase by 1% to 4% on a constant currency basis.

RESULTS OF OPERATIONS – COMPANY

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Net sales	$2,024.8	$1,724.9	$5,835.3	$4,989.9
Percent increase	17.4%	2.7%	16.9%	1.3%
Components of percent change in net sales – increase (decrease):
Pricing actions	2.2%	0.6%	2.1%	0.3%
Volume and product mix	(0.3)%	1.2%	(0.5)%	1.5%
Acquisition	14.6%	—%	13.1%	—%
Foreign exchange	0.9%	0.9%	2.2%	(0.5)%
Gross profit	$794.9	$645.1	$2,282.0	$1,871.9
Gross profit margin	39.3%	37.4%	39.1%	37.5%
Sales for the third quarter of 2026 increased by 17.4% from the same period in 2025 and increased by 1.9% on an organic basis (that is, excluding the impact of acquisitions and foreign currency exchange as more fully described under the caption, Non-GAAP Financial Measures). The acquisition of McCormick de Mexico added 14.6% to net sales. Pricing favorably impacted sales by 2.2% with favorable pricing from our Consumer and Flavor Solutions segments of 2.2% and 2.2%, respectively. Unfavorable volume and product mix decreased sales by 0.3% with unfavorable volume and product mix from our Consumer segment of 1.1% partially offset by favorable volume and product mix from our Flavor Solutions segment of 0.8%. Foreign currency rates increased sales by 0.9%.
Sales for the nine months ended August 31, 2026 increased by 16.9% from the same period in 2025 and increased by 1.6% on an organic basis. The acquisition of McCormick de Mexico added 13.1% to net sales. Pricing favorably impacted sales by 2.1% with favorable pricing from our Consumer and Flavor Solutions segments of 2.4% and 1.7%, respectively. Unfavorable volume and product mix decreased sales by 0.5% with unfavorable volume and product mix from our Consumer segment of 1.2% partially offset by favorable volume and product mix from our Flavor Solutions segment of 0.4%. Foreign currency rates increased sales by 2.2%.
Gross profit for the third quarter of 2026 increased by $149.8 million, or 23.2%, from the same period of 2025. Our gross profit margin was 39.3%, an increase of 190 basis points, driven by the impacts of the McCormick de Mexico acquisition, favorable pricing, and cost savings from the Company's CCI program, partially offset by increased commodity costs and higher freight costs, including the impact of the conflict in the Middle East.
Gross profit for the nine months ended August 31, 2026 increased by $410.1 million, or 21.9%, from the same period in 2025. Our gross profit margin was 39.1%, an increase of 160 basis points, driven by the impact of the McCormick de Mexico acquisition, favorable pricing, the impact of the IEEPA tariff refund, and cost savings from the Company's CCI program, partially offset by increased commodity and freight costs, including the impact of the conflict in the Middle East. Excluding the impact of special charges included in Cost of goods sold, adjusted gross margin was 39.4%, or an increase of 190 basis points.

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Selling, general & administrative (SG&A) expense	$436.4	$352.5	$1,334.5	$1,095.5
Percent of net sales	21.6%	20.5%	22.9%	21.9%
SG&A expense increased by $83.9 million in the third quarter of 2026 as compared to the same period in 2025, driven primarily by the impact of the McCormick de Mexico acquisition, increased brand marketing expense, and increased investments in technology. SG&A as a percentage of net sales increased by 110 basis points.
SG&A expense increased by $239.0 million in the nine months ended August 31, 2026 as compared to the same period in 2025, driven primarily by the impact of the McCormick de Mexico acquisition, increased brand marketing expense, and increased investments in technology. SG&A as a percentage of net sales increased by 100 basis points.

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Special charges	$141.5	$3.9	$226.6	$16.7
During the three months ended August 31, 2026, we recorded $141.5 million of special charges, including transaction and integration expenses. Those expenses consisted of $95.3 million of transaction and integration costs, $43.1 million related to the impairment of long-lived assets, $1.8 million associated with employee severance and related benefits associated with our SG&A streamlining actions, and $1.3 million associated with other actions, including the exit costs incurred to cease operations at our development-stage pepper sourcing and agricultural technology project in Malaysia.
During the nine months ended August 31, 2026, we recorded $226.6 million of special charges, including transaction and integration expenses. Those expenses consisted of $160.8 million of transaction and integration costs, $43.1 million related to the impairment of long-lived assets, $19.8 million associated with employee severance and related benefits associated with our SG&A streamlining actions, and $2.9 million associated with other actions, including the exit costs incurred to cease operations at our development-stage pepper sourcing and agricultural technology project in Malaysia.
During the three months ended August 31, 2025, we recorded $3.9 million of special charges, including transaction and integration expenses. Those expenses consisted of $1.3 million associated with employee severance and related benefits associated with our SG&A streamlining actions, $1.7 million associated with other actions, and $0.9 million of transaction and integration costs.
During the nine months ended August 31, 2025, we recorded $16.7 million of special charges, including transaction and integration expenses. Those expenses consisted principally of $12.7 million associated with employee severance and related benefits associated with our SG&A streamlining actions, $2.3 million associated with other actions, and $1.7 million of transaction and integration costs.
Details with respect to the composition of special charges, including transaction and integration expenses, are included in Note 3 of the notes to the accompanying condensed consolidated financial statements.

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Interest expense	$68.4	$50.2	$178.4	$149.7
Other income, net	5.9	9.4	17.2	29.0
Interest expense increased by $18.2 million and $28.7 million for the three and nine months ended August 31, 2026, respectively, compared to the same periods in 2025, driven by $12.4 million and $19.2 million, respectively, of amortization of debt financing fees related to our pending merger with Unilever Foods. Interest expense in the 2026 periods was also impacted by the effects of higher interest rates and higher average borrowing levels.
Other income, net, decreased by $3.5 million and $11.8 million for the three and nine months ended August 31, 2026, respectively, compared to the same periods in 2025 due to a lower level of interest income driven primarily by the impact of the acquisition of McCormick de Mexico on our average cash balance during the period.

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Income from consolidated operations before income taxes	$154.5	$247.9	$559.7	$639.0
Income tax expense	49.9	39.3	162.1	130.2
Effective tax rate	32.3%	15.9%	29.0%	20.4%
The effective tax rate for the three months ended August 31, 2026 increased by 16.4% compared to the same period in 2025 primarily driven by the unfavorable impact of nondeductible expenses and lower favorable discrete tax items.
The effective tax rate for the nine months ended August 31, 2026 increased by 8.6% compared to the same period in 2025 primarily driven by the unfavorable impact of nondeductible expenses and lower favorable discrete tax items.

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Income from unconsolidated operations	$3.0	$19.1	$892.5	$58.3
Income from unconsolidated operations decreased $16.1 million for the three months ended August 31, 2026 compared to the same period of 2025. This decrease was primarily driven by the acquisition of an additional 25% ownership interest in McCormick de Mexico which resulted in the consolidation of McCormick de Mexico's financial results, which is described in more detail in Note 2 of the notes to our accompanying condensed consolidated financial statements.
Income from unconsolidated operations increased by $834.2 million for the nine months ended August 31, 2026 compared to the same period of 2025. This increase was primarily driven by a gain of $866.8 million on the remeasurement of our previously held equity interest in McCormick de Mexico, partially offset by the impact of consolidating McCormick de Mexico, which is described in more detail in Note 2 of the notes to our accompanying condensed consolidated financial statements.

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Net income attributable to noncontrolling interests	$10.0	$2.2	$26.2	$4.3
Net income attributable to noncontrolling interests increased by $7.8 million for the three months ended August 31, 2026 and $21.9 million for the nine months ended August 31, 2026 compared to the same periods in 2025. This increase was driven by the net income attributable to our noncontrolling interest in McCormick de Mexico upon its consolidation in 2026.

The following table outlines the major components of the change in diluted earnings per share from 2025 to 2026:

	Three months ended August 31,	Nine months ended August 31,
2025 Earnings per share – diluted	$0.84	$2.09
Impact of change in operating income	0.20	0.55
Increase in special charges	(0.49)	(0.81)
Increase in interest expense	(0.02)	(0.03)
Decrease in other income, net	(0.01)	(0.04)
After tax gain on remeasurement of a previously held equity interest in McCormick de Mexico	—	3.22
Impact of change in effective income tax rate, excluding taxes on special charges	(0.07)	(0.09)
Impact of net income attributable to noncontrolling interest	(0.03)	(0.08)
Decrease in unconsolidated income	$(0.06)	$(0.12)
2026 Earnings per share – diluted	$0.36	$4.69

RESULTS OF OPERATIONS — SEGMENTS
We measure the performance of our business segments based on operating income, excluding special charges for the periods presented. See Note 12 of the notes to our accompanying condensed consolidated financial statements for additional information on our segment measures as well as for a reconciliation by segment of operating income, excluding special charges, to consolidated operating income. In the following discussion, we refer to our previously described measure of segment profit as segment operating income.

CONSUMER SEGMENT

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Net sales	$1,215.4	$973.2	$3,503.1	$2,823.0
Percent increase	24.9%	3.8%	24.1%	2.2%
Segment operating income	$241.1	$193.8	$637.6	$504.1
Segment operating income margin	19.8%	19.9%	18.2%	17.9%
In the third quarter of 2026, sales of our Consumer segment increased by 24.9% compared to the third quarter of 2025 and increased by 1.1% on an organic basis. The acquisition of McCormick de Mexico increased sales by 23.2%. Unfavorable volume and product mix decreased sales by 1.1%, driven by declines in the Americas region which were partially offset by growth in the EMEA and APAC regions. Favorable pricing impacted sales by 2.2% primarily driven by the Americas and EMEA regions. The favorable impact of foreign currency rates increased sales by 0.6%.
In the Americas region, Consumer segment sales increased by 31.7% in the third quarter of 2026 compared to the same quarter of 2025 and decreased by 0.3% on an organic basis. The acquisition of McCormick de Mexico increased sales by 32.1%. Unfavorable volume and product mix decreased sales by 2.5% driven by lower consumption across core categories. Favorable pricing impacted sales by 2.2%. The unfavorable impact of foreign currency rates decreased sales by 0.1%.
In the EMEA region, Consumer segment sales increased by 5.2% in the third quarter of 2026 compared to the same quarter of 2025 and increased by 5.0% on an organic basis. Favorable volume and product mix increased sales by 2.0%, driven by higher sales in Poland. Favorable pricing impacted sales by 3.0%. The favorable impact from foreign currency rates increased sales by 0.2%.
In the APAC region, Consumer segment sales increased by 10.7% in the third quarter of 2026 compared to the same quarter of 2025 and increased by 4.4% on an organic basis. Favorable volume and product mix increased sales by 4.1%, driven by higher sales in China. Favorable pricing impacted sales by 0.3%. The favorable impact from foreign currency rates increased sales by 6.3%.
For the nine months ended August 31, 2026, sales of our Consumer segment increased 24.1% as compared to the same period in 2025 and increased by 1.2% on an organic basis. The acquisition of McCormick de Mexico increased sales by 20.9%. Unfavorable volume and product mix decreased sales by 1.2% driven by declines in the Americas region which were partially offset by growth in the EMEA and APAC regions. Favorable pricing impacted sales by 2.4% driven by the Americas and EMEA regions. The favorable impact from foreign currency rates increased sales by 2.0%.
Segment operating income for our Consumer segment for the third quarter of 2026 increased by $47.3 million, or 24.4%, as compared to the same period of 2025 driven by an increase in gross profit, partially offset by an increase in SG&A expense. The increase in gross profit was driven by the impacts of our acquisition of McCormick de Mexico, favorable pricing, and CCI-led cost savings, partially offset by increased commodity costs and higher freight costs, including the impact of the conflict in the Middle East. The increase in SG&A expense was driven by the items described in the consolidated discussion. Segment operating margin decreased by 10 basis points to 19.8%. On a constant currency basis, segment operating income increased by 23.8%.
Segment operating income for our Consumer segment for the nine months ended August 31, 2026 increased by $133.5 million, or 26.5%, as compared to the same period in 2025, driven by the effects of an increase in gross profit partially offset by an increase in SG&A expense. The increase in gross profit was driven by the impacts of our acquisition of McCormick de Mexico, the IEEPA tariff refund, favorable pricing, and CCI-led cost savings, partially offset by increased commodity costs and higher freight costs, including the impact of the conflict in the Middle East. The increase in SG&A expense was driven by the items described in the consolidated discussion. Segment operating margin increased by 30 basis points to 18.2%. On a constant currency basis, segment operating income increased by 25.1%.

FLAVOR SOLUTIONS SEGMENT

	Three months ended August 31,		Nine months ended August 31,
	2026	2025	2026	2025
Net sales	$809.4	$751.7	$2,332.2	$2,166.9
Percent increase	7.7%	1.2%	7.6%	0.2%
Segment operating income	$117.4	$99.8	$324.9	$273.3
Segment operating income margin	14.5%	13.3%	13.9%	12.6%
In the third quarter of 2026, sales of our Flavor Solutions segment increased by 7.7% as compared to the third quarter of 2025 and increased by 3.0% on an organic basis. The acquisition of McCormick de Mexico increased sales by 3.4%. Favorable volume and product mix increased sales by 0.8% driven by the APAC region, partially offset by lower sales in the Americas and EMEA regions. Favorable pricing increased sales by 2.2% driven by the Americas and EMEA regions, partially offset by unfavorable pricing in the APAC region. The favorable impact of foreign currency rates increased sales by 1.3%.
In the Americas region, Flavor Solutions sales increased by 8.4% in the third quarter of 2026 compared to the third quarter of 2025 and increased by 2.7% on an organic basis. The acquisition of McCormick de Mexico increased sales by 4.9%. Unfavorable volume and product mix decreased sales by 0.1%. Favorable pricing impacted sales by 2.8%. The favorable impact from foreign currency rates increased sales by 0.8%.
In the EMEA region, Flavor Solutions sales increased by 1.6% in the third quarter of 2026 compared to the third quarter of 2025 and increased by 1.2% on an organic basis. Unfavorable volume and product mix decreased sales by 1.0% driven by the effect of lower sales to quick-service restaurant customers. Favorable pricing impacted sales by 2.2%. The favorable impact from foreign currency rates increased sales by 0.4%.
In the APAC region, Flavor Solutions sales increased by 14.2% in the third quarter of 2026 compared to the third quarter of 2025, and increased by 8.3% on an organic basis. Favorable volume and product mix increased sales by 10.0%, primarily driven by growth in China. Pricing unfavorably impacted sales by 1.7%. The favorable impact from foreign currency rates increased sales by 5.9%.
For the nine months ended August 31, 2026, sales of our Flavor Solutions segment increased 7.6% as compared to the same period in 2025 and increased by 2.1% on an organic basis. The acquisition of McCormick de Mexico increased sales by 3.0%. Favorable volume and product mix increased sales by 0.4% driven primarily by growth in the APAC region. Favorable pricing increased sales by 1.7%, driven by the Americas and EMEA regions partially offset by unfavorable pricing in the APAC region. The favorable impact of foreign currency rates increased segment sales by 2.5%.
Segment operating income for our Flavor Solutions segment for the third quarter of 2026 increased by $17.6 million, or 17.6%, compared to the same period of 2025 driven by an increase in gross profit partially offset by an increase in SG&A expense. The increase in gross profit was driven by favorable pricing, the impact of our acquisition of McCormick de Mexico, and CCI-led cost savings. The increase in SG&A expense was driven by the impact of the McCormick de Mexico acquisition and increased investments in technology. Segment operating margin increased by 120 basis points to 14.5%. On a constant currency basis, segment operating income increased by 15.4%.
Segment operating income for our Flavor Solutions segment for the nine months ended August 31, 2026 increased by $51.6 million, or 18.9%, compared to the same period in 2025, driven by the effects of an increase in gross profit partially offset by an increase in SG&A expense. The increase in gross profit was driven by favorable pricing, the impact of our acquisition of McCormick de Mexico, and CCI-led cost savings. The increase in SG&A expense was driven by the impact of the McCormick de Mexico acquisition and increased investments in technology. Segment operating margin increased by 130 basis points to 13.9%. On a constant currency basis, segment operating income increased by 15.2%.

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
The following table sets forth the notional values and unrealized net gains (losses) of the portfolio of our forward foreign currency and cross currency swap contracts:

	August 31, 2026	November 30, 2025
Forward foreign currency:
Notional value	$1,060.5	$1,018.2
Unrealized net (loss) gain	(3.7)	5.8
Cross currency swaps:
Notional value	1,024.7	1,011.9
Unrealized net loss	(11.1)	(9.6)
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
The following table sets forth the notional values and unrealized net gains (losses) of our interest rate swap contracts:

	August 31, 2026	November 30, 2025
Notional value	$500.0	$500.0
Unrealized net loss	(25.8)	(20.8)
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

The following table sets forth the notional values and unrealized net gains (losses) of our commodity contracts:

	August 31, 2026	November 30, 2025
Notional value	$326.9	$—
Unrealized net gain	42.5	—
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

NON-GAAP FINANCIAL MEASURES
The following tables include financial measures of organic net sales, adjusted gross profit, adjusted gross profit margin, adjusted operating income, adjusted operating income margin, adjusted income tax expense, adjusted income tax rate, adjusted net income, and adjusted diluted earnings per share. These represent non-GAAP financial measures which are prepared as a complement to our financial results prepared in accordance with United States generally accepted accounting principles. These financial measures exclude the impact, as applicable, of the following:
•Special charges - Special charges consist of expenses and income associated with certain actions undertaken by us to reduce fixed costs, simplify or improve processes, and improve our competitiveness and are of such significance in terms of both up-front costs and organizational/structural impact to require advance approval by our Management Committee. Expenses associated with the approved actions are classified as special charges upon recognition and monitored on an ongoing basis through completion. Included in special charges are transaction and integration costs incurred in conjunction with acquisitions and impairments of long-lived assets.
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

A reconciliation of these non-GAAP financial measures to the related GAAP financial measures follows:

	For the year ended November 30, 2025	Three months ended August 31,		Nine months ended August 31,
		2026	2025	2026	2025
Gross profit	$2,592.2	$794.9	$645.1	$2,282.0	$1,871.9
Impact of Special charges included in cost of goods sold	2.1	—	1.0	15.0	1.0
Adjusted gross profit	$2,594.3	$794.9	$646.1	$2,297.0	$1,872.9
Gross profit margin(1)	37.9%	39.3%	37.4%	39.1%	37.5%
Impact of Special charges(1)	—%	—%	0.1%	0.3%	—%
Adjusted gross profit margin(1)	37.9%	39.3%	37.5%	39.4%	37.5%

Operating income	$1,070.8	$217.0	$288.7	$720.9	$759.7
Impact of Special charges	23.2	141.5	4.9	241.6	17.7
Adjusted operating income	$1,094.0	$358.5	$293.6	$962.5	$777.4
Operating income margin(2)	15.7%	10.7%	16.7%	12.4%	15.2%
Impact of Special charges(2)	0.3%	7.0%	0.3%	4.1%	0.4%
Adjusted operating income margin(2)	16.0%	17.7%	17.0%	16.5%	15.6%

Income tax expense	$195.8	$49.9	$39.3	$162.1	$130.2
Impact of Special charges	5.5	19.8	1.3	30.7	4.3
Adjusted income tax expense	$201.3	$69.7	$40.6	$192.8	$134.5
Income tax rate(3)	21.4%	32.3%	15.9%	29.0%	20.4%
Impact of Special charges	0.1%	(9.7)%	0.2%	(5.5)%	0.1%
Adjusted income tax rate(3)	21.5%	22.6%	16.1%	23.5%	20.5%

Net income attributable to McCormick & Company	$789.4	$97.6	$225.5	$1,263.9	$562.8
Impact of Special charges, net of non-controlling interest(4)(5)	17.7	134.1	3.6	227.4	13.4
Gain on remeasurement of previously held equity interest	—	—	—	(866.8)	—
Adjusted net income	$807.1	$231.7	$229.1	$624.5	$576.2

Earnings per share – diluted	$2.93	$0.36	$0.84	$4.69	$2.09
Impact of Special charges	0.07	0.50	0.01	0.85	0.05
Gain on remeasurement of previously held equity interest	—	—	—	(3.22)	—
Adjusted earnings per share – diluted	$3.00	$0.86	$0.85	$2.32	$2.14

(1)	Gross profit margin, impact of special charges, and adjusted gross profit margin are calculated as gross profit, impact of special charges, and adjusted gross profit as a percentage of net sales for each period presented. The impact of special charges included in cost of goods sold represents the step-up of acquired inventory recognized in cost of goods sold as the related inventory was sold.

(2)	Operating income margin, impact of special charges, and adjusted operating income margin are calculated as operating income, impact of special charges, and adjusted operating income as a percentage of net sales for each period presented.

(3)
Income tax rate is calculated as income tax expense as a percentage of income from consolidated operations before income taxes. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $308.4 million and $252.8 million for the three months ended August 31, 2026 and 2025, respectively, and $820.5 million and $656.7 million for the nine months ended August 31, 2026 and 2025, respectively. Adjusted income tax rate is calculated as adjusted income tax expense as a percentage of income from consolidated operations before income taxes excluding special charges of $936.2 million for the year ended November 30, 2025.

(4)
The impact of special charges, net of noncontrolling interests, for the nine months ended August 31, 2026 includes a $2.6 million non-controlling interest effect associated with the step-up of acquired inventory recognized in cost of goods sold as the related inventory was sold.

(5)
The impact of special charges, net of noncontrolling interests, for the three and nine months ended August 31, 2026 includes a net income impact of $12.4 million and $19.2 million, respectively, related to transaction expenses included in interest expense.

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
Rates of constant currency and organic growth (decline) follow:

	Three months ended August 31, 2026
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis	Impact of acquisition	Percentage change on an organic basis
Net sales:
Consumer segment:
Americas	31.7%	(0.1)%	31.8%	32.1%	(0.3)%
EMEA	5.2%	0.2%	5.0%	—%	5.0%
APAC	10.7%	6.3%	4.4%	—%	4.4%
Total Consumer	24.9%	0.6%	24.3%	23.2%	1.1%
Flavor Solutions segment:
Americas	8.4%	0.8%	7.6%	4.9%	2.7%
EMEA	1.6%	0.4%	1.2%	—%	1.2%
APAC	14.2%	5.9%	8.3%	—%	8.3%
Total Flavor Solutions	7.7%	1.3%	6.4%	3.4%	3.0%
Total net sales	17.4%	0.9%	16.5%	14.6%	1.9%

	Nine months ended August 31, 2026
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis	Impact of acquisition	Percentage change on an organic basis
Net sales:
Consumer segment:
Americas	30.0%	0.1%	29.9%	29.7%	0.2%
EMEA	10.5%	6.5%	4.0%	—%	4.0%
APAC	8.9%	5.8%	3.1%	—%	3.1%
Total Consumer	24.1%	2.0%	22.1%	20.9%	1.2%
Flavor Solutions segment:
Americas	8.2%	1.6%	6.6%	4.2%	2.4%
EMEA	4.6%	4.2%	0.4%	—%	0.4%
APAC	9.1%	5.9%	3.2%	—%	3.2%
Total Flavor Solutions	7.6%	2.5%	5.1%	3.0%	2.1%
Total net sales	16.9%	2.2%	14.7%	13.1%	1.6%

	Three months ended August 31, 2026
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Adjusted operating income:
Consumer segment	24.4%	0.6%	23.8%
Flavor Solutions segment	17.6%	2.2%	15.4%
Total adjusted operating income	22.1%	1.2%	20.9%

	Nine months ended August 31, 2026
	Percentage change as reported	Impact of foreign currency exchange	Percentage change on constant currency basis
Adjusted operating income:
Consumer segment	26.5%	1.4%	25.1%
Flavor Solutions segment	18.9%	3.7%	15.2%
Total adjusted operating income	23.8%	2.2%	21.6%

To present the percentage change in projected 2026 net sales, adjusted operating income, and adjusted earnings per share (diluted) on a constant currency basis, the projected 2026 results for entities reporting in currencies other than the U.S. dollar are translated into U.S. dollars at the actual exchange rates in effect for each month during 2025. These 2026 figures are then compared to our actual results for 2025. This determines what 2026 results would be if currency exchange rates had not changed from 2025.

Projections for the Year Ending November 30, 2026
Percentage change in net sales	13% to 17%
Impact of favorable foreign currency exchange	1%
Percentage change in net sales in constant currency	12% to 16%
Impact of acquisition	11% to 13%
Percentage change in organic net sales	1% to 3%

Percentage change in adjusted operating income	16% to 20%
Impact of favorable foreign currency exchange	1%
Percentage change in adjusted operating income in constant currency	15% to 19%

Percentage change in adjusted earnings per share - diluted	2% to 5%
Impact of favorable foreign currency exchange	1%
Percentage change in adjusted earnings per share in constant currency - diluted	1% to 4%

LIQUIDITY AND FINANCIAL CONDITION

	Nine months ended August 31,
	2026	2025
Net cash provided by operating activities	$598.8	$420.2
Net cash used in investing activities	(861.1)	(172.2)
Net cash used in financing activities	490.3	(378.3)
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
We expect that the pending merger with Unilever Foods is likely to result in a material increase in our debt and liquidity needs that will impact our capital needs prior to and after the closing of such transaction. Under the terms of the Merger Agreement, we will issue voting and non-voting securities to Unilever and its shareholders and make a one-time cash payment of $15.7 billion to Unilever, subject to certain adjustments, which we intend to fund through the Bridge Facility, the Term Loan Facility, and, to the extent available, the Permanent Financing. See Note 4 of the notes to the condensed consolidated financial statements for further discussion. We believe that our sources of liquidity, which include existing cash balances, cash flows from operations, existing credit facilities, our commercial paper program, access to capital markets and the committed debt financing related to the pending transaction with Unilever Foods, will provide sufficient liquidity to meet our debt obligations, including any repayment of debt or refinancing of debt, working capital needs, planned capital expenditures, the one-time cash payment to Unilever in connection with the pending transaction, the payment associated with an acquisition and payment of anticipated quarterly dividends for at least the next twelve months.

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
Operating Cash Flow — Net cash provided by operating activities of $598.8 million for the nine months ended August 31, 2026 increased $178.6 million as compared to $420.2 million for the corresponding 2025 period. The increase in operating cash flow was primarily driven by lower cash used for working capital, including cash inflows associated with tariff refunds.
Investing Cash Flow — Cash used in investing activities of $861.1 million for the nine months ended August 31, 2026 increased by $688.9 million as compared to $172.2 million for the corresponding period in 2025. Our primary investing cash flows included cash used in the acquisition of a business and cash used for capital expenditures. Capital expenditures, including expenditures for capitalized software, decreased from the 2025 level of $138.1 million to $131.2 million. Cash used for the acquisition of a business, net of cash acquired for the nine months ended August 31, 2026 was $729.9 million as compared to $34.1 million for the nine months ended August 31, 2025. We expect 2026 capital expenditures to approximate $250 million.
Financing Cash Flow — Financing activities provided cash of $490.3 million for the nine months ended August 31, 2026 as compared to a use of cash of $378.3 million for the corresponding period in 2025. The year-over-year change was primarily driven by fluctuations in net borrowings, share repurchase activity, and dividend payments, as further described below.
The following table outlines our net borrowing activities:

	Nine months ended August 31,
	2026	2025
Net increase in short-term borrowings (repayments), net	$958.8	$13.2
Repayments of long-term debt	(506.7)	(15.7)
Debt financing fees paid	(75.0)	—
Long-term debt borrowings (net of debt issuance costs of $1.1)	498.3	2.4
Net cash provided by borrowing activities	$875.4	$(0.1)
During the nine months ended August 31, 2026, the increase in short-term borrowings was principally to fund investing cash requirements. During the nine months ended August 31, 2026, we repaid $506.7 million of long-term debt, including the $500 million, 0.90% notes that matured in February 2026. During the three and nine months ended August 31, 2026, we paid $24 million and $75 million, respectively, of aggregate debt financing fees related to the pending merger with Unilever Foods which were deferred in Other assets and are being amortized to Interest expense. During the nine months ended August 31, 2026, we issued $500 million of 4.15% notes due 2029, with net proceeds received of $497.1 million.
The following table outlines the activity in our share repurchase program:

	Nine months ended August 31,
	2026	2025
Number of shares of common stock repurchased (in thousands)	154	382
Dollar amount (in millions)	$10.9	$29.2
As of August 31, 2026, approximately $403 million remained of the $600 million share repurchase program that was authorized by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
During the nine months ended August 31, 2026, we received proceeds of $23.9 million from exercised stock options as compared to $15.1 million received in the corresponding 2025 period. We repurchased $11.9 million and $13.2 million of common stock during the nine months ended August 31, 2026 and 2025, respectively, in conjunction with employee tax withholding requirements associated with our stock compensation plans.

Dividends paid increased to $387.0 million, or a per share quarterly dividend of $0.48, in the first nine months of 2026 from $362.2 million, or a per share quarterly dividend of $0.45, of dividends paid in the same period last year. The timing and amount of any future dividends is determined by our Board of Directors. We paid dividends to our joint venture partners of $20.8 million in the first nine months of 2026.
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
At August 31, 2026 and 2025, we temporarily used $510.9 million and $652.2 million, respectively, of cash from our non-U.S. subsidiaries to pay down short-term debt in the U.S. During a quarter, our short-term borrowings vary, but are typically lower at the end of a quarter. The average short-term borrowings outstanding for the nine months ended August 31, 2026 and 2025 were $1,599.5 million and $1,099.4 million, respectively. Total average debt outstanding for the nine months ended August 31, 2026 and 2025 was $5,177.3 million and $4,899.4 million, respectively.
The reported values of our assets and liabilities are significantly affected by fluctuations in foreign exchange rates between periods. At August 31, 2026, the exchange rate for the British pound sterling, euro, Canadian dollar, Mexican peso, Chinese renminbi, and Australian dollar were higher than the U.S. dollar at November 30, 2025 while the Polish zloty was lower than the U.S. dollar at November 30, 2025.
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
In March 2026, we entered into the Bridge Commitment Letter in connection with the financing of the pending transaction with Unilever Foods, pursuant to which the Commitment Parties committed to provide, subject to the terms and conditions set forth therein, the Bridge Facility in an aggregate principal amount of up to $15.7 billion to fund the cash consideration and related fees and expenses at closing of the pending transaction. Effective April 28, 2026, we terminated $2.0 billion of the commitments under the Bridge Facility and entered into a term loan agreement as described below, subject to customary closing conditions for similar facilities.
In April 2026, we entered into the Term Loan Agreement by and among us, the lenders party thereto and Citibank, N.A., as the Administrative Agent. The Term Loan Agreement provides us with the Term Loan Facility at the Closing Date, subject to satisfaction of customary closing conditions for similar facilities, for the purpose of financing a portion of the cash consideration to be paid in the pending transaction and paying related fees and expenses in connection therewith. The Term Loan Facility may be funded on the Closing Date or, subject to compliance with certain conditions, on the preceding business day, and matures three years after the Closing Date. Under the Term Loan Agreement, borrowings will bear interest on the principal amount outstanding at a floating rate based on, at our election, (i) Term SOFR (as defined in the Term Loan Agreement) plus an applicable margin based on the credit ratings of our senior unsecured long term debt ranging from 0.75% to 1.50% or (ii) Base Rate (as defined in the Term Loan Agreement) plus an applicable margin based on the credit ratings of our senior unsecured long term debt ranging from 0.00% to 0.50%. The Term Loan Agreement contains a financial covenant requiring us to maintain a minimum interest coverage ratio as well as other non-financial covenants and certain customary events of default.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
New accounting pronouncements are issued periodically that affect our current and future operations. See our Annual Report on Form 10-K for the fiscal year ended November 30, 2025 and Note 1 of notes to the accompanying condensed consolidated financial statements for further details of these impacts.

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

FORWARD-LOOKING INFORMATION
Certain statements contained in this report, including statements concerning expected performance such as those relating to net sales, gross margin, earnings, cost savings, special charges, including transaction and integration expenses, mergers, acquisitions, divestitures, brand marketing support, volume and product mix, income tax expense, tariff-related matters, and the impact of foreign currency rates are “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may be identified by the use of words such as “may,” “will,” “expect,” “should,” “anticipate,” “intend,” “believe,” “plan,” and similar expressions. These statements may relate to: the anticipated benefits and timing of, and our plans, strategies and objectives relating to, the pending transaction with Unilever Foods, including: the parties’ ability to meet expectations regarding the timing, completion and accounting and tax treatments of the pending transaction, including changes in relevant tax and other applicable laws; the possibility of failure to obtain necessary regulatory approvals, anticipated tax treatment or any required financing, or to satisfy any of the other conditions to the pending transaction; the possibility that unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, and business and management strategies could impact the value or expected benefit of, timing or pursuit of the pending transaction; the risks and costs of the pursuit and/or implementation of the anticipated separation of Unilever Foods' business prior to closing, including the anticipated timing required to complete the separation, any adjustment to the terms of the separation and any changes to the configuration of the businesses included in the separation if implemented; the financing of the pending transaction, including with respect to the Bridge Facility, the Term Loan Facility, and any other subsequent financing; the effectiveness of a registration statement on Form S-4 and our receipt of shareholder approval for the pending transaction and certain related matters; the anticipated ownership percentages of McCormick shareholders, Unilever shareholders and Unilever following the closing of the pending transaction; the effect of the announcement or pendency of the pending transaction on Unilever Foods’ or our business relationships, competition, business, financial condition and operating results; our ability to successfully integrate Unilever Foods’ operations and the implementation of and compliance with plans, agreements, forecasts and other expectations with respect to Unilever Foods’ business or the combined business after the closing of the pending transaction; our ability to manage additional debt and successfully de-lever following the transaction; general economic and industry conditions, including consumer spending rates, recessions, interest rates, and availability of capital; expectations regarding sales growth potential in various geographies and markets, including the impact of brand marketing support, product innovation, and customer, channel, category, heat platform, and e-commerce expansion; the expected results of operations of businesses acquired, including the additional 25% ownership interest in McCormick de Mexico; expected trends in net sales, earnings performance, and other financial measures; the expected impact of pricing actions on our results of operations, including our sales volume and mix as well as gross margins; the expected impact of the inflationary cost environment on our business; the anticipated effects of factors affecting our supply chain, including the availability and prices of commodities and other supply chain resources such as raw materials, packaging, labor, and transportation; the potential impact of trade policies, including tariffs; the potential impact of legal challenges to U.S. tariffs, tariff refunds, and the timing and anticipated benefits thereof; the expected impact of productivity improvements, including those associated with our CCI program and the Global Business Services operating model initiative; the ability to identify, attract, hire, retain, and develop qualified personnel and the next generation of leaders; the impact of ongoing or future geopolitical conflicts, including those between Russia and Ukraine and the war/conflict in the Middle East, including the potential for broader economic disruption, in particular related to fuel and freight prices; expected working capital improvements; the anticipated timing and costs of implementing our business transformation initiative, which includes the implementation of a global enterprise resource planning (ERP) system; the expected impact of accounting pronouncements; expectations regarding pension and postretirement plan contributions and anticipated charges associated with those plans; the holding period and market risks associated with financial instruments; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable payments of interest, repayment of short- and long-term debt, working capital needs, planned capital expenditures, quarterly dividends, and our ability to obtain additional short- and long-term financing or issue additional debt securities; and expectations regarding purchasing shares of our common stock under the existing repurchase authorization.
These and other forward-looking statements are based on management’s current views and assumptions and involve risks and uncertainties that could significantly affect expected results. Actual results may be materially affected by factors that are beyond McCormick's and Unilever's control such as: the Company's ability to drive revenue growth; the Company's ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; damage to the Company's reputation or brand name; loss of brand relevance; increased private label use; the Company's ability to offset cost pressures or business impacts related to trade policies such as tariffs, including relating to tariff refunds; the Company's ability to drive productivity improvements, including those related to our CCI program and other streamlining actions; product quality, labeling, or safety concerns; negative publicity about our products; actions by, and the financial condition of, competitors and customers; the longevity of mutually beneficial relationships with our large customers; the ability to identify, interpret and react to changes in consumer preference and demand; business interruptions due to natural disasters, unexpected events or public health crises; issues affecting the Company's supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortage, turnover and labor cost increases; the impact of changing political and geopolitical conditions, including the ongoing conflicts between Russia and Ukraine and the war/conflict in the Middle East, and the potential for broader economic disruption; government regulation, and changes in legal and regulatory requirements and enforcement practices; the lack of successful acquisition and integration of new businesses; global economic and financial conditions generally, availability of financing, interest and inflation rates, and the imposition of tariffs, quotas, trade barriers and other similar restrictions; foreign currency fluctuations; the effects of the amount of our outstanding indebtedness and related level of debt service as well as the effects that such debt service may have on the Company's ability to borrow or the cost of any such additional borrowing, our credit rating, and our ability to react to certain economic and industry conditions; impairments of indefinite-lived intangible assets; assumptions we have made regarding the investment return on retirement plan assets, and the costs associated with pension obligations; the stability of credit and capital markets; risks associated with the Company's information technology systems, including the threat of data breaches and cyber-attacks; the Company's inability to successfully implement our business transformation initiative; fundamental changes in tax laws, including interpretations and assumptions we have made, and guidance that may be issued, and volatility in our effective tax rate; climate change; sustainability matters; infringement of intellectual property rights, and those of customers; litigation, legal and administrative proceedings; the Company's inability to achieve expected and/or needed cost savings or margin improvements; negative employee relations; risks related to the pending transaction with Unilever Foods, including: direct transaction costs and substantial transition and integration-related costs associated with the pending transaction; the parties' ability to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction, and the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; the failure to obtain necessary regulatory approvals or any required financing, or to satisfy any of the other conditions to the proposed transaction; the possibility that unforeseen liabilities, future capital expenditures, revenues, expenses, earnings, synergies, economic performance, indebtedness, financial condition, losses, future prospects, business and management strategies could adversely impact the value or expected benefit of, timing or pursuit of the proposed transaction; the risks and costs of the pursuit and/or implementation of the anticipated separation of Unilever Foods' business prior to closing; uncertainties as to access to available financing to consummate the proposed transaction upon acceptable terms and on a timely basis or at all; the failure to obtain the effectiveness of a registration statement on Form S-4 or our receipt of shareholder approval for the transaction; the effect of the announcement or pendency of the transaction on our or Unilever Foods' business relationships, competition, business, financial condition and operating results, including risks that the transaction disrupts current plans and operations of us or Unilever Foods; our or Unilever Foods' ability to retain and hire key personnel, risks related to diverting either management team's attention from ongoing business operations, and risks associated with third-party contracts containing consent and/or other provisions that may be triggered by the proposed transaction; our ability to successfully integrate Unilever Foods' operations and the implementation of and compliance with plans, agreements, forecasts and other expectations with respect to Unilever Foods' business or the combined business after the closing of the proposed transaction; our ability to manage additional debt and successfully de-lever following the proposed transaction; the outcome of any legal proceedings that may be instituted against us or Unilever Foods related to the proposed transaction; and other risks as described herein under Part II, Item 1A “Risk Factors—Risks Related to the Proposed Transaction”; and other risks described in the Company's filings with the Securities and Exchange Commission.
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
Risks Related to Our Company, Business and Operations
The conflict in the Middle East and related geopolitical instability may adversely affect our business.
The ongoing military conflict in Iran has resulted in instability around the Middle East region, particularly a disruption in shipment of global oil and gas flows, with cascading effects on energy prices and global economic conditions. Although we do not have material operations in the region, the conflict and any further escalation, including heightened military activity, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heighten inflationary pressures on our input costs and supply chain (including freight costs), adversely affect global supply chains, energy markets, commodity prices, currency exchange rates, financial markets and overall macroeconomic conditions, and adversely impact customer spending patterns in markets in which we operate. While we expect the impacts of the conflict to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.
Risks Related to the Proposed Transaction
We may fail to complete the proposed transaction or may not complete it on the terms described herein or in our other filings with the SEC.
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
Any delay in completing the proposed transaction could cause us not to realize some or all of the anticipated benefits. If the proposed transaction is not completed, we could be subject to a number of risks that may adversely affect our business and operating results, including, among other things:
•our stock price could decline to the extent it reflects an assumption that we will complete the proposed transaction;
•our incurrence of significant transaction costs that we would be unable to recoup;
•under certain specified circumstances we could be required to pay Unilever a termination fee or reimburse Unilever for certain transaction expenses, as more fully described in the Merger Agreement;
•we may be subject to litigation related to any failure to complete the proposed transaction or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement; and
•negative publicity and other negative impacts on our relationships with customers, suppliers, and employees resulting from failure to complete the proposed transaction.
In addition, the terms of the definitive agreements governing the proposed transaction, including, but not limited to, a stockholders’ agreement, a transition services agreement, a tax matters agreement and certain intellectual property and asset purchase agreements, to be entered into by us and Unilever and its affiliates at closing, have not been finalized and remain subject to negotiation. The final terms of such agreements may differ materially from those described herein and in our other filings with the SEC. There can be no assurance that the parties will reach agreement on mutually acceptable final terms for all definitive agreements, or that the definitive agreements, once executed, will reflect the economic or legal terms currently anticipated or described herein.

The proposed transaction is subject to the receipt of governmental approvals that may impose conditions that could have an adverse effect on us or, if not obtained, could prevent completion of the proposed transaction.
Completion of the proposed transaction is conditioned upon the receipt of certain governmental authorizations, consents, or other approvals, including certain antitrust approvals and any foreign investment approvals. There can be no assurance that these approvals will be obtained and that the other conditions to completing the proposed transaction will be satisfied. In addition, the governmental authorities from which these approvals are required may impose conditions on the completion of the proposed transaction or require changes to the terms of the proposed transaction or agreements to be entered into in connection with the proposed transaction, including the divestiture of certain businesses or assets. Such conditions or changes and the process of obtaining these approvals could have the effect of delaying or impeding the completion of the proposed transaction or of imposing additional costs or limitations on us following the completion of the proposed transaction, and could jeopardize or delay the completion of the proposed transaction or reduce the anticipated benefits of the proposed transaction, any of which might have an adverse effect on our business, operating results and financial condition.
The pendency of the proposed transaction may adversely affect our business and operations.
While the proposed transaction is pending, uncertainty about the effect of the proposed transaction on our employees, customers, suppliers, and other business relationships may adversely affect our business and operations. Such uncertainty may impair our ability to retain and motivate key personnel, and our current and prospective customers and suppliers may defer decisions concerning us, or seek to change or terminate existing relationships with us. In addition, the Merger Agreement restricts us from taking certain actions outside of the ordinary course of business prior to closing, including, among other things, certain acquisitions, certain amendments to material contracts, and non-ordinary course changes to compensation arrangements, in each case without the consent of Unilever. These restrictions and others more fully described in the Merger Agreement may prevent us from pursuing business opportunities or taking actions with respect to our business that we would otherwise consider advisable, and may adversely affect our ability to execute our business strategies and attain our financial and other goals. Any of these factors could adversely affect our business, operating results and financial condition.
Failure to realize the anticipated benefits from the proposed transaction within the expected timeline could adversely affect our business, operating results and financial condition.
The anticipated benefits from the proposed transaction are based on projections and assumptions about our combined business with Unilever Foods, which may not materialize as expected or which may prove to be inaccurate. We may encounter risks, costs and expenses associated with any undisclosed or other unanticipated liabilities and use more cash and other financial resources on integration and implementation activities than we expect, including as a result of any adjustments to the terms of the proposed transaction and any changes to the configuration of the businesses included in the separation. Additional integration costs may dilute the earnings per share of the combined company, and our business, revenue, expenses, operating results, financial condition and stock price could be materially adversely affected. Our business, operating results and financial condition could be adversely affected if we are unable to realize the anticipated benefits from the proposed transaction on a timely basis, if at all, including, among other things, realizing the anticipated synergies from the proposed transaction in the anticipated amounts or within the anticipated timeframes or cost expectations, if at all. Achieving the benefits of the proposed transaction will depend, in part, on our ability to integrate the business and operations of Unilever Foods successfully and efficiently with our business. The challenges involved in this integration, which may be complex and time-consuming, include, among others, the following:
•preserving customer and supplier and other important relationships of Unilever Foods and attracting new business and operational relationships;
•coordinating and integrating independent research and development and commercial teams across product platforms to enhance product development while reducing costs;
•integrating financial forecasting and controls, procedures and reporting cycles;
•consolidating and integrating corporate, IT, finance and administrative infrastructures, including addressing the possibility of incompatibility between the two companies’ information technology systems and heightened cybersecurity risks and vulnerabilities related thereto;
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

•resolving complexities associated with managing a larger, more complex, integrated business, including aligning and executing the strategy of the combined company and managing an additional international headquarters;
•aligning regulatory, quality, safety and sustainability practices across the combined organization, including with respect to Unilever Foods’ international operations; and
•the significant demands placed on management both before and after the completion of the proposed transaction, which may divert the attention of management from our normal business operations.
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
We also anticipate that the proposed transaction will result in increased competition. We and Unilever Foods operate in a highly competitive food industry and competition in our combined product categories is based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing and promotional activity, and the ability to identify and satisfy consumer preferences. Weak economic conditions, recessions, significant inflation and other factors could further intensify these competitive pressures, and may result in decreased sales volumes, price reductions and/or increased operating costs, as well as lower revenues, margins and net income for the combined company. These impacts could also result in our failure to realize expected synergies or cost savings as a result of the proposed transaction. By expanding the range of products and markets in which we operate, the proposed transaction could increase the competition we face in certain categories and regions.
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

Our ability to make required payments of principal and interest on our indebtedness levels will depend on, among other factors, our financial position and performance as well as prevailing market conditions and other factors beyond our control. Our combined business may not generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures and meet other liquidity needs. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital or debt refinancing on terms less favorable to us than our existing indebtedness. In the event we are unable to complete any of the foregoing, we may default on our debt obligations which, if not cured or waived, could accelerate the repayment obligations under all of our outstanding debt, which could have a material adverse effect on our business, operating results or financial condition. See also "Increases in interest rates or changes in our credit ratings may negatively impact us" and "Our credit ratings impact the cost and availability of future borrowings and, accordingly, our cost of capital" in Part I, Item 1A (Risk Factors) to our Annual Report on Form 10-K for the fiscal year ended November 30, 2025.
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
As a result of the proposed transaction, and subject to Unilever not electing to dispose of its interest in the combined company under the Merger Agreement, our existing shareholders are expected to own approximately 35.0% of the combined company, with current Unilever shareholders expected to own approximately 55.1% and Unilever retaining up to approximately 9.9%, assuming Unilever does not elect to distribute such interest to its shareholders pursuant to the Merger Agreement. This significant dilution in ownership will reduce the ability of holders of our voting securities to influence our management and policies after closing of the proposed transaction, and could have an adverse effect on the trading price of our securities.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended August 31, 2026, we did not purchase any of our Common Stock (CS) and Common Stock Non-Voting (CSNV).
As of August 31, 2026, approximately $403 million remained of the $600 million share repurchase authorization approved by the Board of Directors in November 2019. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions and other factors.
In certain circumstances, we issue shares of CS in exchange for shares of CSNV, or issue shares of CSNV in exchange for shares of CS, in either case pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended. Typically, these exchanges are made in connection with the administration of our employee benefit plans, executive compensation programs and dividend reinvestment/direct purchase plans or at the request of holders of common stock. The number of shares issued in an exchange is generally equal to the number of shares received in the exchange, although the number may differ slightly to the extent necessary to comply with the requirements of the Employee Retirement Income Security Act of 1974. During the third quarter of 2026, we issued 491,510 shares of CSNV in exchange for shares of CS and issued 5,211 shares of CS in exchange for shares of CSNV.

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

(10)Material Contracts

(i)Deferred Compensation Plan, as restated on January 1, 2000, and amended on August 29, 2000, September 5, 2000, and May 16, 2003, in which directors, officers, and certain other management employees participate, a copy of which Plan document and amendments was attached as Exhibit 10(viii) of McCormick’s Form 10-Q for the quarter ended August 31, 2003, File No. 1-14920, as filed with the Securities and Exchange Commission on October 14, 2003, and incorporated by reference herein.*
(ii)2004 Long-Term Incentive Plan, in which officers and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2004, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2004, and incorporated by reference herein.*
(iii)Non-Qualified Retirement Savings Plan, with an effective date of February 1, 2017, in which directors, officers, and certain other management employees participate, a copy of which Plan document was attached as Exhibit 10(v) of McCormick's Form 10-Q for the quarter ended February 28, 2017, File No. 1-14920, as filed with the Securities and Exchange Commission on March 28, 2017, and incorporated by reference herein.*
(iv)The 2007 Omnibus Incentive Plan, in which directors, officers, and certain other management employees participate, is set forth in Exhibit A of McCormick’s definitive Proxy Statement dated February 20, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on February 20, 2008, and incorporated by reference herein, as amended by Amendment No. 1 thereto, which Amendment is incorporated by reference from Exhibit 10(xi) of McCormick’s 10-K for the fiscal year ended November 30, 2008, File No. 1-14920, as filed with the Securities and Exchange Commission on January 28, 2009.*
(v)The Amended and Restated 2013 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick's definitive Proxy Statement dated February 14, 2019, File No. 1-14920, as filed with the Securities and Exchange Commission on February 14, 2019.*

(vi)The 2022 Omnibus Incentive Plan, in which directors, officers and certain other management employees participate, is incorporated by reference from Exhibit A of McCormick’s definitive Proxy Statement dated February 17, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on February 17, 2022.*
(vii)Amendment No. 1 to the 2022 Omnibus Incentive Plan is incorporated by reference from Exhibit 10(vii) of McCormick's Form 10-Q for the quarter ended May 31, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on June 29, 2022.*
(viii)Form of Long-Term Performance Plan Agreement, incorporated by reference from Exhibit 10(i) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(ix)Form of Restricted Stock Units Agreement, incorporated by reference from Exhibit 10(ii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(x)Form of Restricted Stock Units Agreement for Directors, incorporated by reference from Exhibit 10(iii) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xi)Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(iv) of McCormick's Form 8-K/A, as amended, dated March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xii)Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(v) of McCormick's Form 8-K/A, as amended, March 30, 2022, File No. 1-14920, as filed with the Securities and Exchange Commission on April 5, 2022.*
(xiii)Form of Non-Qualified Stock Option Agreement, incorporated by reference from Exhibit 10(xii) of McCormick's Form 10-Q for the quarter ended May 31, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on June 27, 2024. *
(xiv)Form of Non-Qualified Stock Option Agreement for Directors, incorporated by reference from Exhibit 10(xiv) of McCormick's Form 10-Q for the quarter ended May 31, 2024, File No. 1-14920, as filed with the Securities and Exchange Commission on June 27, 2024. *
(xv)Form of Indemnification Agreement, incorporated by reference from Exhibit 10(xv) of McCormick's Form 10-Q for the quarter ended February 28, 2014, File No. 1-14920, as filed with the Securities and Exchange Commission on March 26, 2014.*
(xvi)Form of Retention Award Agreement* Filed herewith
(xvii)Severance Plan for Executives, incorporated by reference from Exhibit 10(xix) of McCormick's Form 10-Q for the quarter ended February 28, 2015, File No. 1-14920, as filed with the Securities and Exchange Commission on March 31, 2015.*
(xviii)Employee Matters Agreement, dated as of March 31, 2026, by and among Unilever PLC, Sandman Corporation, Unilever Alpha HoldCo B.V. and McCormick & Company, Incorporated, incorporated by reference from Exhibit 10.1 of McCormick’s Form 8-K/A, as amended, dated March 31, 2026, File No. 1-14920, as filed with the Securities and Exchange Commission on April 6, 2026.
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
(101) The following financial information from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2026, filed electronically herewith, and formatted in Inline XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheet; (ii) Condensed Consolidated Income Statement; (iii) Condensed Consolidated Statement of Comprehensive Income; (iv) Condensed Consolidated Cash Flow Statement; (v) Condensed Consolidated Statement of Shareholders' Equity; and (vi) Notes to the Condensed Consolidated Financial Statements.
(104) Inline XBRL for the cover page from the Quarterly Report on Form 10-Q of McCormick for the quarter ended August 31, 2026, filed electronically herewith, included in the Exhibit 101 inline XBRL Document Set.

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

McCORMICK & COMPANY, INCORPORATED

Date:	October 1, 2026	By:	/s/ Marcos M. Gabriel
Marcos M. Gabriel
Executive Vice President & Chief Financial Officer

Date:	October 1, 2026	By:	/s/ Julie E. Giese
Julie E. Giese
Vice President & Controller
Principal Accounting Officer